Form 10QSB
period 1995-12-31
U S ENVIRONMENTAL INC
filed 1996-10-11
CIK 844010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  Form 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

 --- TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

Commission File Number 0-17963

                            U.S. ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 11-2906904
(State or other jurisdiction of)                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

630 Parkview Tower
First Avenue
King of Prussia, Pennsylvania                                       19406
(Address of principal executive offices)                          (Zip Code)

                                 (610) 337-4935
                          (Issuer's telephone number)

 ................................................................................
        (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
    ---      ----

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock $.0001 par value - 35,290,163 shares as of December 31, 1995

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                               December 31, 1995


                                     INDEX


                         PART I - FINANCIAL INFORMATION


Consolidated Balance Sheets                               F-1 & F-2

Consolidated Statements of Operations                           F-3

Management Notes to Consolidated Financial Statements             4

Item 303.  Management's Discussion and Analysis or                5
           Plan of Operation



                          PART II - OTHER INFORMATION

Items 1 through 6                                                 6

Signatures                                                        7

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1995 (COMPILED) AND SEPTEMBER 30, 1995


                                     ASSETS

                                                  December 31,    September 30,
                                                      1995            1995
                                                  ------------    -------------

CURRENT ASSETS:
        Cash                                        $      460    $       919
        Prepaid expenses                                10,500         10,500
                                                    ----------    -----------

        TOTAL CURRENT ASSETS                            10,960         11,419
                                                    ----------    -----------

PROPERTY AND EQUIPMENT  - AT COST:
        Furniture and equipment                            478            478
        Less accumulated depreciation                      357            329
                                                    ----------    -----------

        PROPERTY AND EQUIPMENT - NET                       121            149
                                                    ----------    -----------

OTHER ASSETS:
        License agreements (net of accumulated
        amortization) of $688,296 in 1995 and
        $571,080 in 1994                             1,601,117      1,656,031
        Patent (net of accumulated amortization)
        of $385,604 in 1995 and $315,291 in 1994       713,396        739,396
                                                    ----------    -----------

        TOTAL OTHER ASSETS                           2,314,513      2,395,427
                                                    ----------    -----------

        TOTAL ASSETS                                $2,325,594     $2,408,525
                                                    ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  December 31,    September 30,
                                                      1995            1995
                                                  ------------    -------------

CURRENT LIABILITIES:
        Notes payable:
        Shareholders                               $    82,833      $    82,833
        Others                                         154,000          154,000
        Accounts payable and accrued expenses          304,568          321,445
                                                   -----------      -----------

        TOTAL CURRENT LIABILITIES                      541,401          558,278
                                                   -----------      -----------

SHAREHOLDERS' EQUITY:
        Common stock, .0001 par value; 100,000,000
        shares authorized; 35,290,163 shares issued
        and outstanding in March 31, 1995 and
        35,290,163 shares issued and outstanding at
        September 30, 1995                               3,529            3,529
        Capital in excess of par value               4,630,738        4,630,738
        Deficit accumulated during the development
        stage                                       (2,784,020)      (2,784,020)
                                                    ----------       ----------

        TOTAL SHAREHOLDERS' EQUITY                   1,850,247        1,850,247
                                                    ----------       ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,408,525       $2,408,525
                                                    ==========       ==========

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 (COMPILED) AND 1994
       AND THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO DECEMBER 31, 1995

                                                               February 18, 1988
                                              Three Months      (Inception) to
                                           Ended December 31,  December 31, 1995
                                           ------------------  -----------------
                                           1995          1994
                                           ----          ----

DEVELOPMENT STAGE EXPENSES:
        Research and development                                   $    56,508
        General and administrative      $   17,400    $   15,400     1,733,458
        Depreciation and amortization       89,145        93,795     1,207,755
                                        ----------    ----------   -----------

        TOTAL DEVELOPMENT STAGE EXPENSES   106,545       109,195     2,995,755
                                        ----------    ----------   -----------

LESS REVENUE FROM DEMONSTRATION FEES                                   180,000
                                                                   -----------

NET DEVELOPMENT STAGE EXPENSES                                       2,819,137
                                                                   -----------

OTHER INCOME (EXPENSES):
        Interest income                                                  1,429
        Forgiveness                                                     36,071
        Loss on abandonment of assets                                   (2,388)
                                                                   -----------

TOTAL OTHER INCOME  (EXPENSES)                 -0-           -0-        35,112
                                        ----------    ----------   -----------
NET INCOME (LOSS)                       $ (106,545)   $ (109,195)  $(2,782,735)
                                                                   -----------

NET LOSS PER SHARE                        (   .002)     (   .002)   (     .116)
                                        ----------    ----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               34,435,163    34,435,163    23,967,539
                                        ==========    ==========    ==========

                            U.S. ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)


MANAGEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 303 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

        Revenue recognition

        The Subsidiary will recognize revenue upon the sale of its technology to end users as well as through sub-license agreements.

        Net loss per share

        Net loss per share is computed based on the average number of common shares outstanding during each period. Fully diluted loss per share amounts are not presented for each period because they would be anti-dilutive.

        Patent

        The cost of a patent is being amortized over the remaining estimated economic life of sixteen years. Amortization expense charged to operations was $70,313 and $35,734 for the year ended September 30, 1995 and the three months ended December 31, 1995, respectively.

        Securities

        None

        Statement of cash flows

        For purposes of the statements of cash flows, the Companies consider all time deposits with maturities of three months or less as cash equivalents.

2.      NOTES PAYABLE

Long Term Convertible

        Eleven (11) long term convertible notes have not been converted to common stock with a total outstanding principal balance of $144,000 at an 11% annual interest rate. Five of the noteholders have requested the notes be extended and six of the outstanding notes are in default in the total amount of $85,000 and continuing to accrue interest at 11% annual rate until the principal in default is satisfied in full.


Item 303 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)     Plan of Operation

        (i) The Company has available a limited amount of cash as a result of its private placement of restricted common stock at $.1667 per share on September 22, 1992 of $125,000. Such limited liquidity will not be sufficient to meet the currently restricted operating expenses and the legal and accounting expenses anticipated for the next twelve months, it is likely that, without additional cash, the Company will not be able to aggressively pursue its business and meet unforeseen contingencies such as required payment of debt service. Management believes that additional funds may be available from anticipated revenues of the Company of which there can be no assurance that such will materialize, and from loans of subsidies from Geotech or its principals.

        (ii) The Company is working in conjunction with its Licensor to develop technology for a permanent water cooled pouring orifice assembly to be a replacement for traditional assemblies that require replacement every 60 to 90 days of operation.

        (iii) The Company's contract negotiations have been proceeding favorably for the sale of a large mineral fusion facility to its Licensee in Japan

        (iv) The Company's negotiations for a 200 ton per day mineral fusion facility to be located in Germany are encouraging.

        (v) The Company has no plans to hire personnel during the next six months.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                None.

Item 2. Changes in Securities

                None.

Item 3. Defaults upon Senior Securities

                The outstanding convertible notes of the Company issued pursuant to a private placement in October, 1990 matured on December 31, 1992 unless converted to the common stock of the Company prior to such date.

                An aggregate of $55,000 face value of the convertible notes was converted into common stock.

                Four noteholders, holding an aggregate of $47,000 face value of the convertible notes, have agreed to an extension of the notes until December 31, 1993, at an interest rate of 11% per annum. Such extended notes will no longer have the right to convert into common stock.

                One noteholder is deceased and the company has received instructions to transfer the claims of the note to the estate; the Company intends to pay the outstanding principal of $12,000 and accrued interest thereon.

                Convertible notes held by six noteholders with face values aggregating $85,000 are currently in default.

                In  view  of  the  above,   the  convertible   notes  have  been
reclassified as "short term".

Item 4. Submission of Matters to a Vote of Security Holders

                None.

Item 5. Other Information

                None.

Item 6  Exhibits and Reports on Form 8-K

                None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       U.S. ENVIRONMENTAL, INC.
                                            (Registrant)

Date __________________________            ________________________________
                                       By: Thomas B. West, Board Chairman,
                                           Chief Executive Officer,
                                           Director

Date __________________________            ________________________________
                                       By: Philomena A. Dietrich, Sec.,
                                           Treasurer and Chief Financial
                                           Officer



Date:  February 15, 1996