Form 10QSB
period 1996-03-31
U S ENVIRONMENTAL INC
filed 1996-10-11
CIK 844010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  Form 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996

  __ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

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

 ...............................................................................
        (Former name, former address and former fiscal year, if changed since last report)

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

Common stock $.0001 par value - 35,290,163 shares as of March 31, 1996

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                 March 31, 1996

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

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1996 (COMPILED) AND SEPTEMBER 30, 1995



                                     ASSETS


                                                         March 31,     September 30,
                                                           1996           1995

CURRENT ASSETS:
        Cash                                          $      391      $      919
        Prepaid expenses                                  10,500          10,500

        TOTAL CURRENT ASSETS                              10,891          11,419

PROPERTY AND EQUIPMENT  - AT COST:
        Furniture and equipment                              478             478
        Less accumulated depreciation                        386             329

        PROPERTY AND EQUIPMENT - NET                          92             149

OTHER ASSETS:
        License agreements (net of accumulated
        amortization) of $688,296 in 1995 and
        $571,080 in 1994                               1,601,117       1,656,031
        Patent (net of accumulated amortization) of
        $385,604 in 1995 and $315,291 in 1994            713,396         739,396

        TOTAL OTHER ASSETS                             2,314,513       2,395,427

        TOTAL ASSETS                                  $2,325,413      $2,408,525


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                             March 31,        September 30,
                                                               1996               1995

CURRENT LIABILITIES:
        Notes payable:
        Shareholders                                        $    82,833       $    82,833
        Others                                                  154,000           154,000
        Accounts payable and accrued expenses                   287,691           321,445

        TOTAL CURRENT LIABILITIES                               524,524           558,278

SHAREHOLDERS' EQUITY:
        Common stock, .0001 par value; 100,000,000
        shares authorized; 35,290,163 shares issued
        and outstanding in March 31, 1995 and
        35,290,163 shares issued and outstanding at
        September 30, 1995                                        3,529             3,529
        Capital in excess of par value                        4,630,738         4,630,738
        Deficit accumulated during the development stage     (2,784,020)       (2,784,020)

        TOTAL SHAREHOLDERS' EQUITY                            1,850,247         1,850,247


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,408,525       $ 2,408,525


                                      F-2



                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE SIX MONTHS ENDED MARCH 31, 1996 (COMPILED) AND 1995
         AND THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO MARCH 31, 1996




                                                                   February 18, 1988
                                                Six Months          (Inception) to
                                              Ended March  31,      March 31, 1996
                                             1996          1995

DEVELOPMENT STAGE EXPENSES:
        Research and development                                     $    56,508
        General and administrative     $    18,900   $    15,400       1,731,458
        Depreciation and amortization       84,640        93,795       1,211,171

        TOTAL DEVELOPMENT STAGE EXPENSES   104,540       109,195       2,999,137

LESS REVENUE FROM DEMONSTRATION FEES                                     180,000

NET DEVELOPMENT STAGE EXPENSES                                         2,819,137

OTHER INCOME (EXPENSES):
        Interest income                                                    1,429
        Forgiveness                                                       36,071
        Loss on abandonment of assets                                     (2,388)

TOTAL OTHER INCOME  (EXPENSES)               -0-           -0-            35,112
NET INCOME (LOSS)                      $  (104,540)  $  (109,195)    $(2,784,020)

NET LOSS PER SHARE                        (   .002)     (   .002)     (     .116)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               34,435,163    34,435,163      23,967,539


                                      F-3


                            U.S. ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)


MANAGEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 303 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

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

        Patent

        The cost of a patent is being amortized over the remaining estimated economic life of sixteen years. Amortization expense charged to operations was $70,313 and $35,734 for the year ended September 30, 1995 and the six months ended March 31, 1996, respectively.

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

        None

Item 6  Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        U.S. ENVIRONMENTAL, INC.
                                        (Registrant)

Date _________________________              _________________________________
                                        By: Thomas B. West, Board Chairman,
                                            Chief Executive Officer,
                                            Director

Date _________________________              _________________________________
                                        By: Philomena A. Dietrich, Sec.,
                                            Treasurer and Chief Financial
                                            Officer



Date:  May 15, 1996