Form 10QSB
period 1996-06-30
U S ENVIRONMENTAL INC
filed 1996-10-11
CIK 844010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  Form 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

 ___ TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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
Yes       No
    ---      ---

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock $.0001 par value - 35,290,163 shares as of June 30, 1996

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                 June 30, 1996


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

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1996 (COMPILED) AND SEPTEMBER 30, 1995


                                     ASSETS

                                                      June 30,    September 30,
                                                        1996          1995
                                                     ----------   -------------
CURRENT ASSETS:
        Cash                                         $      568    $      919
        Prepaid expenses                                 10,500        10,500
                                                     ----------    ----------

        TOTAL CURRENT ASSETS                             11,068        11,419
                                                     ----------    ----------

PROPERTY AND EQUIPMENT  - AT COST:
        Furniture and equipment                             478           478
        Less accumulated depreciation                       391           329
                                                     ----------    ----------

        PROPERTY AND EQUIPMENT - NET                         87           149
                                                     ----------    ----------

OTHER ASSETS:
        License agreements (net of accumulated
        amortization) of $688,296 in 1995 and
        $571,080 in 1994                              1,601,117     1,656,031
        Patent (net of accumulated amortization) of
        $385,604 in 1995 and $315,291 in 1994           713,396       739,396
                                                     ----------    ----------

        TOTAL OTHER ASSETS                            2,314,513     2,395,427
                                                     ----------    ----------
        TOTAL ASSETS                                 $2,325,668    $2,408,525
                                                     ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      June 30,    September 30,
                                                        1996          1995
                                                     ----------   -------------
CURRENT LIABILITIES:
        Notes payable:
        Shareholders                                 $   82,833     $   82,833
        Others                                          154,000        154,000
        Accounts payable and accrued expenses           299,700        321,445
                                                     ----------     ----------

        TOTAL CURRENT LIABILITIES                       536,533        558,278
                                                     ----------     ----------

SHAREHOLDERS' EQUITY:
        Common stock, .0001 par value; 100,000,000
        shares authorized; 35,290,163 shares issued
        and outstanding in March 31, 1995 and
        35,290,163 shares issued and outstanding at
        September 30, 1995                                3,529          3,529
        Capital in excess of par value                4,630,738      4,630,738
        Deficit accumulated during the development
        stage                                        (2,784,020)    (2,784,020)
                                                     ----------     ----------

        TOTAL SHAREHOLDERS' EQUITY                    1,850,247      1,850,247
                                                     ----------     ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,386,780     $2,408,525
                                                     ==========     ==========

                    U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED JUNE 30, 1996 (COMPILED) AND 1995
         AND THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO JUNE 30, 1996

                                                               February 18, 1988
                                              Nine Months        (Inception) to
                                             Ended June 30,       June 30, 1996
                                            ----------------   -----------------
                                            1996        1995
                                            ----        ----
DEVELOPMENT STAGE EXPENSES:
        Research and development                                   $    56,608
        General and administrative      $   19,300  $   18,200       1,734,678
        Depreciation and amortization       84,640      93,795       1,211,171
                                        ----------  ----------     -----------

        TOTAL DEVELOPMENT STAGE EXPENSES   103,940     111,995       3,002,357
                                        ----------  ----------     -----------

LESS REVENUE FROM DEMONSTRATION FEES                                   180,000
                                                                   -----------

NET DEVELOPMENT STAGE EXPENSES                                       2,822,357
                                                                   -----------

OTHER INCOME (EXPENSES):
        Interest income                                                  1,429
        Forgiveness                                                     36,071
        Loss on abandonment of assets                                   (2,388)
                                                                   -----------

TOTAL OTHER INCOME (EXPENSES)                  -0-         -0-          35,112
                                        ----------  ----------     -----------
NET INCOME (LOSS)                       $ (103,940) $ (111,995)    $(2,784,020)
                                        ----------  ----------     -----------

NET LOSS PER SHARE                        (   .002)   (   .002)     (     .116)
                                        ----------  ----------     -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               34,435,163  34,435,163      23,967,539
                                        ==========  ==========      ==========

                            U.S. ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)


MANAGEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 303 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

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

        Patent

        The cost of a patent is being amortized over the remaining estimated economic life of sixteen years. Amortization expense charged to operations was $70,313 and $35,734 for the year ended September 30, 1995 and the nine months ended June 30, 1996, respectively.

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

       (iii) The Company's contract negotiations have been inactive for the sale of a large mineral fusion facility to its Licensee in Japan

       (iv) The Company's negotiations for a 200 ton per day mineral fusion facility to be located in Germany are not progressing and our licensee has been very unencouraging regarding increased activity in Germany at this time.

       (v) The Company has no plans to hire personnel during the next three months.

       (vi)   The Company  formed a Joint  Venture with Tully  Construction
Co., Inc. of Flushing, New York. The 50-50 J.V. has been formed to submit a proposal to answer the Town of Hempstead, NY "Final Request for Proposal for Beneficial Use Ash Management Services" for 234,222 tons of combined ash residues per year. A successful proposal would entail ordering a 600 ton/day USE plant totaling $25 million to recycle the Town's ash into products with a commercial value.

       (vii) The Company has entered into very serious discussions with an overseas Company regarding major equity infusion and purchase of Company common stock. This purchasing Company will also offer the ability of financing potential plant installations in line with the Hempstead, New York plant previously mentioned in Item (vi) above.

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


                                       U.S. ENVIRONMENTAL, INC.
                                       (Registrant)

Date __________________________            _________________________________
                                       By: Thomas B. West, Board Chairman,
                                           Chief Executive Officer,
                                           Director

Date __________________________            _________________________________
                                       By: Philomena A. Dietrich, Secretary,
                                           Treasurer and Chief Financial
                                           Officer



Date:          , 1996