Form 10-K
period 1996-09-30
U S ENVIRONMENTAL INC
filed 1996-12-19
CIK 844010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee Required) for the fiscal year ended
September 30, 1996.

Commission File Number: 0-17963

(DE) U. S. ENVIRONMENTAL, INC.
(Exact name of Registrant as specified in Charter)


      Delaware                                    11-2906904
-------------------------------              ------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)             Identification Number)


630 Parkview Tower
First Avenue
King of Prussia, Pennsylvania                       19406
-------------------------------              ------------------
(Address of principal                            (Zip Code)
executive office)

300 Woodcleft Avenue
Freeport, New York                                  11520
-------------------------------              ------------------
(Previous Address of principal               (Previous Zip Code)
executive office)

Registrant's telephone number,
Including area code                            (610) 337-4935

(Previous telephone number)                    (516) 546-1500


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock,  $.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]       NO

The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 30, 1996 was approximately $5,999,327 based on the average bid and asked prices for such Common Stock as appearing on NASD Electronic Bulletin Board under the symbol "USEV." This price does not reflect inter-dealer mark downs, commissions, or actual sales.

The number of shares of Common Stock outstanding as of September 30, 1996 was 43,891,909.

Documents incorporated by reference: Various exhibits from 1933 Act and 1934 Act filings. See "Exhibits."

PART I
ITEM 1.   BUSINESS

  (A)   GENERAL DEVELOPMENT OF BUSINESS

     The Company (previously known as Windfall Capital Corporation) was incorporated in the State of Delaware on February 18, 1988.

     The Company became a Public Company by filing and registering with the Securities and Exchange Commission under Form S-18, certain Units consisting of one share of common stock and five redeemable common stock purchase warrants. Its registration statement became effective on February 10, 1989, closing was held in August, 1989. A total of 1,000,000 Units were sold at the offering price of $.05 per Unit for gross total proceeds of $50,000. The net total proceeds after deducting the various costs of the offering was $40,200.

     On August 28, 1989, Windfall Capital Corporation acquired all of the outstanding common stock of U.S. Environmental, Inc., a Delaware Corporation, which became a wholly owned subsidiary of Windfall Capital Corporation. Pursuant to said Agreement, Windfall Capital Corporation amended its Certificate of Incorporation to change its name to U.S. Environmental, Inc. and the wholly owned subsidiary changed its name to U.S. Waste Conversion International, Inc.

     (DE) U.S. Environmental, Inc. (hereinafter referred to as "USE" or "The Registrant" or "The Company"), is an environmental services company which, effective December 2, 1988, obtained a twenty (20) year worldwide license of a proprietary Solid Waste Melt-All Electric Fusion Process and Plant Equipment (the "Process"), developed by Geotech Development Corporation ("Geotech"), an Ohio Corporation. The Process is an adaptation of a technology previously utilized by Geotech in Europe and Japan for induced electrical fusion of minerals to create either dense glass or, upon application of a spinning process, ceramic and mineral wool fibers. The Company intends to establish a marketing program to sublicense the Process to industrial, commercial and public

(page 2)
sector customers through its own staff or by retaining the services of various experts in industrial waste disposal, and assisting in the engineering, construction and installation of the Process. The Company may serve as Project Manager or Construction Manager and provide engineering design and support services. The Company and the sublicensees of the Process will be subject to significant federal, state and local environmental regulations in the United States and similar laws in foreign countries.

     (B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

None.

     (C)   NARRATIVE DESCRIPTION BUSINESS

Overview

     (DE) U.S. Environmental, Inc. is an environmental services company which, under the said Technology License from Geotech, and with its own patented magnetic separation and raw material processing technology, intends to market sublicenses to utilize the Processes for destruction and conversion of various solid mineral waste streams such as MSW incinerator ash residue, contaminated soils, utility coal combustor fly ash residue, asbestos containing materials, and industrial mineral waste residues with a view towards (i) conversion of solid waste into non-toxic materials usable by and salable to industrial, commercial and public sector customers and (ii) elimination of significant health risks arising from exposure to harmful wastes in compliance with various federal, state, and local laws regulating public exposure to environmentally harmful waste materials. In addition, the Company intends to develop a marketing and licensing plan where the Company is a participant in the ongoing operation of the electric fusion and conversion plants either through royalties or joint venture ownership arrangements.

     Use of the Company's Process could eliminate the necessity of disposal at regulated landfills and, in addition, the conversion would create an inert non-toxic molten glass which can be poured into glass blocks, broken into pellets and/or spun into fibers for potential reuse in product sales subject to marketability and pricing.

Technology License

     Effective December 2, 1988, as amended on September 17, 1989, and other subsequent dates, the Company obtained from Geotech a 20 year worldwide license of rights (renewable in successive 20 year periods), to develop, explore, market, sell, lease, engineer, design, install, build, operate and maintain the proprietary process known as the "Solid Waste Melt-All Electric Fusion Process and Plant Equipment" (the "Process"). The license includes the

(page 3)
right to sublicense the Process to others and to utilize any improvements or enhancements to the Process made by Geotech during the term of its license. As consideration for the license, Geotech was issued 2,370,249 shares of common stock of the Company (subsequently said stock was retransferred to their five shareholders). As additional consideration, if any, the Company has to pay Geotech a license fee of 5% of all process use fees received by the Company from sublicensees; 5% of all output or by-product income received by the Company which results from the processing of any recovered material; and a technology fee of 5% of any technology fees received by the Company from any sublicensee for the construction by such third party of a plant; and if the Company uses Geotech for architecture or engineering services, then the Company would pay Geotech 4% of the construction costs of the plant, but in no event more than $200,000 per site. In addition to the grant of rights, the Company has the right to utilize, with not less than ten days prior notice, the "Research and Development Plant" located in Niagara Falls, New York. The "Research and Development Plant", while fully opera-tional, is used only as a demonstration model for the use of the Process in treating solid waste, and is operated only as a marketing tool to demonstrate to potential sublicensees and joint venturers the use of the Process. Geotech has also warranted to the Company that the waste conversion, and the by-products thereof, will be neither hazardous nor toxic and has agreed to indemnify the Company and its sublicensees for claims or losses arising from use of the Process of its products or by-products. The Company, however, has no assurance of Geotech's ability to indemnify either the Company or its sublicensees, either now or in the future.

     On October 18, 1991, the Company entered into a Fourth Amendment to the License Agreement that allows Geotech to build plants utilizing the Process for their own account throughout the world. Under the terms of this Amendment, Geotech would be obligated to pay the Company a license fee, as well as a royalty of 5% of the material that is actually processed through the Plant ("throughput").

     To date, six plants (not involving the Company or its license) have been built by Geotech in Europe and Japan utilizing the Geotech process, except the feed stock (input) in most instances was not applicable to the Company's license and in many instances is high grade minerals (rather than waste), which is melted (fused) and spun into ceramic fibers (high temperature insulation) for use in the refractory industry. Two of the plants were built for research and development located in Wiesbaden, West Germany (1983) and Lorette, France (1984). Four of the plants are operating and producing insulation fibers located in Teplice, Czechoslovakia (1981), Atella (Potenza), Italy (1985) Nagano, Japan (1986) and Nagoya, Japan (1992).

(page 4)

     The Company believes that the primary advantages of the Process are its ability (1) to render solid waste, such as MSW incinerator ash, inert; (2) to reduce substantially the volume of waste matter from 60% to 90%; (3) to yield useful by-products for recovery, such as glass blocks and mineral wool fibers; and (4) to reduce the liability of others in possession of solid waste (which normally is disposed of in regulated landfills) by mineral fusion and thus breaking the chain of liability.

     The only materials introduced to the Electric Fusion process are solid materials to be destroyed. All of the electric power used is consumed in producing the molten core of the material. The molten core is located immediately over the pouring orifice and is poured in a continuous stream that is collected either in large blocks or shattered by pouring into a water cooling trough. The only heat or energy that leaves the furnace is the temperature of the molten stream. By charging the tonnage of waste materials at the exact rate of the tonnage poured on a continuous basis, all of the energy used is very efficiently used in the destruction of the materials.

     The fusion process is capable of generating temperatures up to 5,200 degrees fahrenheit. The complete destruction of any crystalline structure of any mineral or waste is accomplished since only the molten stream can be poured through the orifice, resulting in a very high density amorphous glass-like material. The mass collected is totally inert, non-leachable and non-biodegradable.

     Since only mineral or waste materials are introduced to the Electric Fusion process, there is no additional tonnage added to the mass produced.
If there are any organics present in the material, there will be a reduction in tonnage of that amount. Even if the tonnage of material poured may equal the tonnage of material charged to the furnace, there is a dramatic volumetric reduction in cubic feet. The high density amorphous product produced (185 pounds cu. ft.) will usually be one-eighth of the cubic ft. volume of the material initially charged to the unit.

Business Strategy/Marketing and Sales

     Management intends to derive revenue from its rights to the Process through the following methods:

     Sale by the Company directly or through the use of sales agents of the right to use "the Process." Potential sublicensees may include: municipal-ities, corporations, asbestos abatement contractors, landfill owners, resource recovery (waste to energy) owners, waste generators, environmental cleanup companies, Superfund site owners/agents, governmental agencies, power utilities and waste removal companies; sale by the Company of the territorial right to use "the Process" to entities through License Agreements (state, county, etc.); sale by the Company of the right

(page 5)
to use "the Process" to joint venturers by and between the Company and third parties; lease of "the Process" to clients whereby the Company and/or others are the owner and/or plant operators.

Marketing and Sales

     The primary targeted initial clients are those organizations liable and responsible for the disposal of the following solid waste material:
(i) Municipal Solid Waste ("MSW") incineration ash residue, (ii) coal fly ash residue derived from coal fired electric generating plants, (iii) asbestos containing materials ("ACM"), (iv) contaminated (volatile metals) soils, and
(v) other mixed waste ash residues derived from incineration.

     The Company recommends that plants utilizing the Process should be a minimum of 100 tons per day capacity for solid waste. The Company estimates that the startup cost for a minimum 100 ton per day plant is approximately $7,000,000 including cost of plant, equipment and construction, permits, technology fees, ancillary buildings, electric utility hookups or tie-ins, and miscellaneous startup costs. For increased capacity the engineering design of these plants is modular in nature and additional tonnage capacity can be added in parallel in increments of from 50 to 100 tons per day.

     The choice by an entity to dispose of its asbestos waste by deposit in a regulated landfill versus disposal through conversion by the Company's Process will depend, all or in part, on the cost to such entity of the various methods of disposal. Landfills designated for hazardous material disposal currently charge fees typically in excess of $70 a ton for MSW combustion ash residue and in excess of $150 a ton in the northeastern part of the country to dispose of asbestos in EPA regulated landfills, whereas the Company currently intends to charge approximately the same or less price as that of the EPA regulated landfills. The number of permitted landfills has significantly decreased due to recent environmental regulatory constraints in their design and use for disposal of waste. However, in the event of a drop in landfill disposal prices (tipping fees), the Company would have to rely on its advantage of eliminating "cradle to grave" owners liability by the use of the Process in order to justify higher prices. However, there is no assurance that the company can obtain sufficient sales to operate profitably in such event.

     The Company has developed a substantial data base of potential clients who face exposure to significant potential liability through their ownership of significant quantities of other solid waste material. The Company has also acquired a comprehensive profile of municipal landfills with their projected closing dates, and a national ranking of utilities by coal consumption, the location of Resource Recovery Plants (waste to energy) both currently on line and proposed, asbestos abatement contractors,

(page 6)
waste generators, Superfund sites, environmental cleanup companies and waste disposal firms. The Company intends to initiate contact with these concerns through referrals, cold calls, advertising, mailings, personal visits and attending appropriate industry conferences, and by utilizing commissioned sales agents.

     The Company intends that the basic sales approach should include:

     1. Introduction to the Process and its advantages, which include cost effectiveness, conversion to inert salable products, detoxification, destruction/reduction in volume and recovery of marketable products and the elimination of the necessity of conventional landfill disposal and its inherent cradle to grave environmental liability.

     2.   Economic feasibility studies performed by Company staff.

     3. Test demonstration to be conducted by Company officers and employees at Niagara Falls Research and Development facility with solid waste material supplied by client. The cost of any demonstrations will be covered by the client, and generally all costs are deducted from the license technology fee when the client elects to build a plant.

Construction/Operations

     Upon securing a commitment to purchase or build a plant, management intends to serve as overall project coordinator and owner representative by assisting in locating and identifying an appropriate constructor
(design/builder), and operator/maintenance organization.

Financing

     There are three principal means to finance plant construction: (1) the user provides capital; (ii) the Company arranges off balance sheet financing through vehicles such as turn-key contracts, long term supply contracts, and syndications; (iii) joint ownership of plants between the Company and other entities.
     The choice of the financing of plant construction to use the Process will be negotiated separately with each client.

Competition

     Increasing public and governmental attention to MSW resource recovery combustion ash residue; mass burn incineration combustion ash residue; coal fly ash residue, declining landfill space, environmental liability and regulatory compliance have encouraged research efforts and exploration of alternatives to waste landfill disposal. Numerous companies, research centers and universities are actively pursuing Research and Development activities, for the

(page 7)
detoxification, conversion and reduction of solid waste to non-toxic salable products.

     It is widely recognized that the total destruction and elimination of waste substances is the ideal solution to the owner disposal related liability issues. The efficient conversion and recovery of waste material into useful products is also seen as an attractive solution to overcoming landfill limitations. Management believes that the Melt All Cold Top Process is capable of addressing these problems in a technologically superior and cost effective manner. However, there are other approaches in varying stages of development using hot gas-off atmospheres including electric fusion, that are potential competitors to each of these pressing issues. While no attempt has been made to assess the potential impact of all of these competitors and alter-native technologies to U.S. Environmental's efforts, the major elements of known potentially competitive systems are profiled below:

I.     High Grade Mineral Electric Fusion Conversion Process

     Management believes there are at present three companies in the United States operating their own proprietary design high grade mineral electric fusion furnaces exclusively for the production of ceramic and high temperature ceramic fibers, utilized primarily in the refractory industry.

     While management believes that none of these companies has currently adapted or intends to market their furnaces for fusion of waste, such electric fusion processes may be adapted for such purposes provided considerable plant modifications, equipment replacement, time, materials and costs are employed. However, the production rate for high grade ceramics for utilization in the refractory industry is a low volume process (less than ten tons per day) versus high volume production (from 100 to 600 tons per day) for the treatment of waste. Therefore, a facility can only be designed and built both cost effectively and efficiently for the treatment of waste or the production of high grade ceramic fibers, and not both.

II.     Ash Residue Conversion Process

     Studies have shown that MSW combustor ash residue presently disposed of in sanitary landfills may leach toxic metals, primarily cadmium and lead, at levels that potentially could contaminate the groundwater and thereby endanger human health and the environment.

     Various technologies are in the development stage designed to reduce the toxicity of these combustor ash residues, and reduce the volume and/or mobility, and recover for resale the converted material. Management believes that to date there are not any commercially accepted cost effective production plants in full scale operation treating ash residue. However, Management has not

(page 8)
uncovered any proposed vitrification, fusion or thermal process that is cost competitive with the Company's licensed fusion process.

     Waste solidification, although not comparable to the Company's electric fusion technology, is a physical and chemical engineered process in which the beneficial results of hazardous waste treatment are obtained primarily through the production of a monolithic end product that has high structural integrity and low surface area. The hazardous ash residue, both top ash and bottom ash are blended. The wastes' contamination does not necessarily interact chemically with any added solidification agents (lime-silica pozylan, portland cement, kiln dust), but are mechanically locked (encapsulated) within the solidified matrix when mixed with water. The recovered material is a hardened substitute aggregate that may be used in bituminous concrete paving.

     The major difference between the Company's technology and the solidification process are twofold. First, waste solidification increases volume while the Company's technology produces a substantial (in excess of 50%) decrease in volume. Secondly, the Company's process produces a very secure and proven micro-encapsulation of the heavy metals which eliminates any possible leaching of these toxic substances.

III.     Asbestos Destruction Vitrification Process

     The Company only knows of one other research and development technique than its own resistance melting for the destruction of asbestos containing materials.

     The other vitrification process is based on adding the asbestos waste materials to an existing large bath of molten glass and the large mass of molten glass absorbs the asbestos fibers and converts them into a molecular part of the glass.

     There are four major drawbacks to this technology:
     1. The high cost of power required to maintain the large pool of molten glass to receive the ACM makes this technology too expensive for commercial consideration.
     2. Introducing the ACM waste into the very hot atmosphere of the mass of molten glass immediately creates a gas-off of any volatile agents such as lead, cadmium, mercury, etc. into the exhaust system to atmosphere.
     3. By introducing the cold waste directly into a hot molten mass, there is a potential that a significant volume of the waste material will be encapsulated rather than molecularly fused and, therefore could become available to the environment if there is a break in the encasing material shell.
     4. By adding the ACM wastes to a large existing pool of molten glass, there is an increase in the volume of material that

(page 9)
requires disposal. This volumetric increase is two to three times the original cubic feet of waste material.

     With the Company's electric resistance Melt All Fusion technology, all of the above mentioned drawbacks are eliminated. The only use of power is applied to the waste material being destroyed by melting and pouring a continuous stream of molten glass material. This results in a very efficient use of electric power (approximately .23 kWh per lb melted and poured).

     The Company's technology only generates heat in a small molten pool immediately above the pouring orifice thereby maintaining a cold top low temperature furnace atmosphere. The cool (130oF) furnace atmosphere above the raw material creates very little or no off-gas to the pollution control equipment.

     We do not add mixing materials to the waste being destroyed, therefore we accomplish a volumetric reduction of the waste material by a factor of as much as 8 to 1.

Government Regulations

Solid Waste Regulation:

     Federal, state and local environmental laws govern discharges of pollutants to air and water and the generation, transportation, storage, treatment and disposal of solid waste. These laws (i) establish standards governing most aspects of the construction and operation of the Company's Electric Fusion facilities and (ii) often require multiple governmental permits before these facilities can be constructed, modified or operated. There can be no assurance that all required permits will be issued with respect to the Company's Electric Fusion projects. The process of obtaining such permits can often cause delays, including delays caused by third party appeals challenging permit issuance.

     Environmental laws may also subject the Company to strict, joint and several liability for the costs of remediating contamination associated with sites, including landfills which the Company may use on a limited basis, in connection with their Electric Fusion facilities, or at which residue or other waste handled or processed by the Company may be disposed. Some such state and local laws may create liabilities for injury to persons or property caused by site contamination. In some cases the Company's contracts with its clients may provide for indemnification of the Company for certain of these liabilities.

     Some of the environmental laws that govern the Company's business include but are not limited to federal laws, such as the Clean Air Act and Clean Water Act and their state counterparts govern discharges of pollutants from such facilities to air and water, and other federal, state and local laws such as Resource

(page 10)

Conservation and Recovery Act of 1976, as amended (RCRA) comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste. The Environmental Regulatory Laws and other federal, state and local laws, such as Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA/Superfund) make the Company potentially liable for environmental contamination associated with its activities or properties.

Pending Legislation:

     Recent and proposed federal legislation should benefit the utilization of the Company's electric fusion facilities use and acceptance by building owners (waste generators) and others by informing owners that there is an alternative to landfill disposal.

     The National Emission Standards for Hazardous Air Pollutants (NESHAP) revision, as it relates to hazardous waste disposal would require the EPA administrator to approve alternative waste treatment methods that destroy or transform asbestos containing waste into non-asbestos material (40 CFR 61.155), rather than double bagging the waste, hauling and transporting the waste to regulated landfills for disposal (burial).

Subsequent Events

     New Jersey Institute of Technology under contract to NJ DEPE have scheduled a pilot plant test run for the fusion and conversion of contaminated soil to be in January 1997. Several tons of soil containing hexavalent chrome contamination from several sites will be processed with the Company's licensed Melt All mineral fusion technology and converted to inert amorphous glass block and aggregate. The conversion of the hexavalent chrome into non-toxic trivalent chrome or possibly chrome metal as an integral part of the glass will allow the material to be used as material with a commercial value such as road paving aggregate and as glass-like construction block.

     This project will be performed in association with the U.S. Environmental Protection Agency, Superfund innovative technology evaluation (SITE) program.

     The Company has offered a formal answer to the Town of Hempstead, New York's request for Proposal (RFP) on beneficiation of the combined ash residue generated at their waste to energy MSW incinerator operation. The Company has formed a 50/50 joint venture with Tully Construction Company, Inc. to participate in the Hempstead RFP. Tully is a large construction contractor in the New York area that purchases thousands of tons of the proposed products of the RFP mineral fusion plant. Tully's annual product needs are far in excess of the capacity of the

(page 11)
proposed plant. Financing requirements for the full Hempstead project are in excess of $25 million.

     The Company has entered into a Financing Representation Agreement with Swiss American Capital Management, Inc. to arrange the financing of a mineral fusion plant if we are the successful proposer at Hempstead, NY. The result of the Financing Agreement will have Swiss American Capital as the owner of the plant and the Tully/USE Joint Venture company will be the plant operators.

     The Company has entered into a major stock purchase agreement with Kilgarven Investment & Holding Company, Ltd. The Agreement commits Kilgarven to a stock purchase to equal 40.47 percent of the Company's issued and outstanding shares for an aggregate amount of $4.0 million. The purchase is being done in stages based on specified events including periods of time. The Agreement gives Kilgarven the option to purchase an additional 12,000,000 shares of Company stock with a fourth funding at a share price not to exceed $2.00 per share. The operating capital from the equity purchases by Kilgarven will enable the Company to expand the sales effort to develop plant construction contracts utilizing the Melt All and other Company technologies.

     Two vacancies on the Board of Directors were filled with Max Schmid, a representative for Kilgarven Investment Holding Company, Ltd., and Thomas R. Tate who has been president of the Company since 1992. The Board of Directors voted unanimously to invite both gentlemen to become Board members and both officially accepted the invitation. Details and personal information regarding both Mr. Schmid and Mr. Tate can be found in Part III of this report.

     An annual shareholders meeting has been held December 4, 1996 at our office building attached to the Valley Forge Sheraton Hotel, King of Prussia, PA 19406. Announcements were sent to everyone on the shareholder list. Attendance at the meeting represented 28,404,689 shares of common stock which is 57% of the Company's eligible voting shares.

     The company purchased a 50% ownership of the Pilot Plant facility located in Niagara Falls, NY which represents Energy Fibers International, Corporation's total interest in the plant. The Company also has prepaid a three year lease for the exclusive use of the building housing the equipment.

     (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
               OPERATIONS AND EXPORT SALES

          Not applicable.

ITEM 2.     PROPERTIES


(page 12)

     The Company offices are currently located in 2,500 square feet of leased office space in a first class office building in King of Prussia, PA. The space is leased on a month to month basis and furnished to the Company under the Management Services Agreement.

ITEM 3.     LEGAL PROCEEDINGS

     As of September 30, 1996 there was a legal proceeding pending involving the company and the pilot plant. This matter has subsequently been resolved with the 50% purchase of the pilot plant.

ITEM 4.     RESULTS OF VOTES OF SECURITY HOLDERS

          None

PART II

ITEM 5.     MARKET PRICE FOR THE COMPANY'S COMMON EQUITY
               AND RELATED SECURITY HOLDER MATTERS

                              COMMON STOCK

                         High Bid (1)               Low Bid (1)
                         ________                   _______
1994
----
1st Quarter                 1/8                      1/16
2nd Quarter                 1/8                      1/16
3rd Quarter                 1/8                      1/16
4th Quarter                 1/8                      1/16

1995
----
1st Quarter                 1/8                      1/16
2nd Quarter                 1/8                      1/16
3rd Quarter                 1/4                      1/8
4th Quarter                 1/4                      1/8

1996
----
1st Quarter                 1/8                      1/16
2nd Quarter                 1/4                      1/8
3rd Quarter                 1/8                      1/16
4th Quarter                 1/4                      1/8

______________________
     The Company has been advised that there were at least three marketmakers trading the Company's common stock in the Over-The-Counter (O-T-C) market. These quotes have been based on actual sales transactions reported by Castle Securities Corp. After July, 1990, the quotes were determined from NASDAQ Electronic

(page 13)

Bulletin Board under symbol "USEV." Such quotes reflect inter-dealer prices without retail markup, markdown or commission and are not necessarily representative of actual transactions and of the true value of the common stock.

     As of September 30, 1996, the Company had 1242 shareholders of record of its Common Stock.

     The Company has never declared a dividend and does not plan to do so in the near future.

ITEM 6.     SELECTED FINANCIAL DATA FOR YEARS ENDED
               SEPTEMBER 30, 1996 and 1995

     The following data has been extracted from the annual financial statements attached hereto as an exhibit:

Operations Data                    Years ended September 30,
                                      1995          1996
                                     ______        ______

Revenue from operations            $150,000    $   95,000
Net development stage expenses       68,542       490,233
Net loss                            (68,542)     (490,233)
Earnings Per Share Net Loss          (.002)        (.014)

Balance Sheet Data                 Years ended September 30,
                                      1995          1996
                                     ______        ______
Current assets                   $   11,419     $  357,213
Total assets                      2,408,525      2,566,747
Current liabilities                 558,278        611,043
Notes payable - long-term           154,000        148,000
Shareholders' equity              1,805,247      1,955,704


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     (A)	Liquidity and Capital Resources

     The Company's primary sources of funds to date have been proceeds from the sales of its securities, nominal interest income on such proceeds, convertible debenture loans, loans from Licensor Geotech and its principals, and from customer demonstration research runs at the Niagara Falls, NY pilot plant. The Company completed a private placement of 750,000 shares of its restricted common stock at $.1667 per share for a total of $125,000 on December 18, 1991. The additional 750,000 shares for the same price was purchased September 22, 1992 by its Licensor, Geotech. In February 1994, the Company completed a Reg S foreign investor private placement of 300,000 restricted shares of Company stock for $49,500. This same foreign investor made a subsequent private

(page 14)

Reg S purchase of Company restricted stock in the amount of 500,000 shares for $42,500 in August 1996. The Company has generated revenues of $275,000 on customer payments for pilot plant demonstration run fees. The Company signed a Stock Purchase Agreement with Kilgarven Investment and Holding Company, Ltd. on September 10, 1996. It is agreed Kilgarven will make a staged equity placement in USE, Inc. of $4.0 million for purchase of 24 million shares. There is a fourth purchase option for an additional 12 million shares at market prices, not to exceed a cap of $2.00 per share.

     (B)	Results of Operations

     The Company's net development stage expenses for 1995 were $68,542 which includes $187,589 of depreciation as compared to the Company's net development stage expenses for 1996 which were 490,233 which includes $187,572 of depreciation.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See annexed financial statements.

ITEM 9.     DISAGREEMENTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company during fiscal 1996 are as follows:

Name                Age       Position With the Company
_________           ___       ________________________________

Thomas B. West      67        Chief Executive Officer and
                              Director (Chairman of the Board)
Thomas R. Tate      61        President and Director
Philomena Dietrich  58        Secretary, Treasurer and
                              Chief Financial Officer
Karl G. Fassnacht   46        Director
Karen von Dreusche  41        Director
Jack B. Dietrich    61        Director
Maurice Spatt       48        Director
Thomas W. West      42        Vice President Design Engineering,
                                 Purchasing Manager
Max Schmid          37        Director

(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors

(page 15)
are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

THOMAS B. WEST, Chairman of the Board of Directors and Chief Executive
Officer, founded Geotech Development Corporation in 1979. He graduated from Duquesne University in 1948 (B.S., Business Administration) and from the Harvard Graduate School of Business, in 1977 (Advanced Management Program). From 1953 to 1979, Mr. West was employed by Ramtite Corporation, which became part of Combustion Engineering, where his last position with such company was Vice President and General manager, Ceramics Group. Mr. West is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers (AIME).


THOMAS R. TATE, President and a Director, has been employed in various executive capacities with Geotech Development Corporation since 1984. He graduated from Ohio State University in 1959 (B.S., Mineralogy and Geology) and has conducted post graduate studies in Advanced Behavioral Science at Michigan State University and in Business Administration at New York University. He was employed as a research and development manager, developmental engineer and general sales manager by Carborundum Co. from 1959 to 1970; as a general sales manager and general manager with Babcock & Wilcox from 1970 to 1975; and in similar positions with A.P. Green Refractories Company Division of U.S. Gypsum from 1978 to 1984.


PHILOMENA A. DIETRICH, Secretary and Treasurer, has been with Geotech Development Corporation since its inception in 1979 as office manager and bookkeeping supervisor.


KARL G. FASSNACHT, CPA, a Director, graduated from Drexel University earning a bachelor's degree in accounting in 1972 and a masters degree in financial management in 1985. He is Director of the Technical Review Department and Director of Education for the professional staff of Glickman, Berkovitz, Levinson and Weiner, a certified public accounting firm. Mr. Fassnacht serves clients whose stock is publicly traded as well as those that are in the process of preparing initial public offerings of their stock. He has experience in performing audit work for not-for-profit organizations and the manufacturing and wholesale-distribution industries. Mr. Fassnacht began his career in 1972 working for an international CPA firm for four years. He then joined another international firm and served as an audit manager until 1982. From 1982 to 1986 he was an accounting manager for a local CPA firm, which merged with Glickman, Berkovitz, Levinson and Weiner in 1986.

(page 16)

KAREN VON DREUSCHE, ESQUIRE a Director, graduated Denison University in 1976 (B.A., Economics and Political Science) and Dickinson School of Law in 1979. After several years in private practice, Ms. von Dreusche became employed in 1982 as an associate attorney with the law firm of Busch & Schramm, where she became a partner in 1984. Ms. von Dreusche left the firm to become full time corporate counsel to AAMCO Transmissions, Inc., where she is now Associate General Counsel.


JACK B. DIETRICH, a Director, began his career in 1959 as an insurance adjuster with General Adjustment Bureau. He joined William J. Miller, Jr. Associates, an independent insurance adjustment firm, in 1967 as a partner, where he worked until forming his own firm, Jack Dietrich Associates, in 1990.


MAURICE SPATT, a Director, is a native of Australia. He graduated from Monash University in 1973 with a Bachelor of Jurisprudence and a LL.B. Degree. He has held senior management positions in a number of Australian companies and currently is a Director of several companies including Waste Management Pty Ltd, Capital Credit Company Pty Ltd, and Capital Finance Pty Ltd.


MAX SCHMID, a Director, is a native of Switzerland/Italy. He graduated from Neve Sprachund Handelschule, Basle with a degree in Business Finance and received his advanced Graduate degree at EFZ-Diplomkaufmann in Business Administration/Finance. He has extensive experience in the international banking and financial community both as an independent consultant and as bank officer with such establishments as Credit Suisse, First Boston, London and Bank Leu A.G., Zurich. He is a direct representative of the investor Kilgarven, Ltd.


ITEM 11.	EXECUTIVE COMPENSATION

     (A)     Cash Compensation

     Since September 22, 1992 through September 30, 1996, the Company has had no employees receiving compensation. There were no employment contracts with any officers or employees. There were no monetary directors' fees paid during this period.

(page 17)

                      CASH COMPENSATION TABLE
_________________________________________________________________
         (A)                    (B)                      (C)
_________________________________________________________________

Name of Individual     Capacity Served In       Cash Compensation
__________________     __________________       _________________

        None                                          -0-

All Executive Officers
as a group (4 in number)                              -0-

     (B)  Compensation Pursuant to Plans

     The following non-qualified options were granted to a sales agent representative by the Company on the following date:

                       Capacity in                                  Exercise
Name of Individual     Which Served     Options     Date Granted      Price
__________________     ____________     _______     ____________     _______

Richard Varker          Sales Agent     200,000       9/20/92         $.085

Said option holder has five years from the date of grant to exercise any or all of his options.

     (C)     Other Compensation

          See Financial Report (attached), page F-17

     (D)     Monetary Compensation of Directors

          None


     (E)     Termination of Employment and Change of Control
               Arrangement

          Not applicable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     (A) (B) The following table sets forth as of September 30, 1996 certain information with regard to the record and beneficial ownership of the company's Common Stock by (i) each shareholders owning of record or beneficially 5% or more of the Company's Common Stock (ii) each Director individually, and (iii) all Officers and Directors of the Company as a group:

(page 18)

Title of  Name and Address of         Beneficial        Percent
Class     Beneficial Owner            Shares Owned      of Class
_______   _______________________     ____________      ________

Common    Thomas B. West (1)           1,905,212*          4.4%
          RD #5, 351
          Malvern, PA  19355

Common    Thomas R. Tate                 471,842           1.1%
          474 Walker Road
          Wayne, PA  19807

Common    Philomena A. Dietrich          448,875           1.1%
          Box 151, RD 3
          Phoenixville, PA  19460

Common    Maurice Spatt (2)            2,508,000           5.7%
          411 Conestoga Rd.
          Devon, PA  19333

All officers and Directors as a group (8 persons)         28.2%
and old Directors (5 persons)
________________________________________

(1) The above named individual includes Geotech Development Corporation (an Ohio corporation) of which Mr. West is president.

(2) The above named individual includes Waste Management Pty Ltd (an Australian corporation) of which Mr. Spatt is president.

     (C) Change in Control

     During fiscal year 1996, there was no change in control.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 22, 1992 the Company entered into an agreement with Geotech Development Corporation whereby Geotech exercised the Noel Drago Associates option for the purchase of 750,000 restricted shares of the Company's common stock at the option price of $0.l6-2/3 per share. As part of this transaction, management resigned in favor of a new management team assembled by Thomas B. West, Chairman of the Board and C.E.O. (See Part III, Item 10, Directors and Executive Officers of the Company).

(page 19)

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 10-K

     (A) The following documents are filed as a part of this Form 10-K at the page indicated.

Auditors Report.....................................   F-l

Consolidated Balance Sheets.........................   F-2 & F-3
     September 30, 1995 and 1996

Consolidated Statements of Operations...............   F-4
     Years Ended September 30, 1995 and 1996 and the
       Period from February 18, 1988 (Inception) to September 30, 1996

Consolidated Statements of Shareholders Equity......   F-5 through
     Period from February 18, 1988 ( Inception               F-7
       to September 30, 1996

Consolidated Statements of Cash Flows...............   F-8
     Years Ended September 30, 1995 and 1996 and the
       Period from February 18, 1988 (Inception) to September 30, 1996

Notes to Consolidated Financial Statements..........   F-9 through
                                                            F-20

Consolidated Schedules of General and Administrative
   Expenses.........................................   F-21
     Years Ended September 30, 1995 and 1996 and the
       Period from February 18, 1988 (Inception) to September 30, 1996

(a)  (2)  Schedules - None

(a)  (3)  Exhibits

 (pages)
  (l)       3.a   Certificate of Incorporation of Company

  (l)       3.b   Amended Certificate of Incorporation

  (l)       3.c   By-Laws of the Company

  (l)      10.c   Acquisition Agreement between the Company and U.S.
                  Environmental, Inc. dated August 28, 1989

  (l)      10.d   Amended and Restated Technology License Agreement
                  between the Company and Geotech Development
                  Corporation, et al, dated October 13, 1989
                  (amending various Amendments thereafter)

(page 20)

 (pages)    Exhibits

  (l)      10.e   First Supplement to Amended and Restated Technology
                  License Agreement between the Company and Geotech
                  Development Corporation, et al, dated
                  October 16, 1989

  (2)      10.f   The acquisition of U.S. Waste Conversion
                  International Inc. by U.S. Environmental, Inc.
                  (formerly Windfall Capital Corp.)

  (3)      10.g   Agreement of Sale between Registrant and Frank
                  Franza (Metal Separation Patent)

  (4)      10.h   Second Supplement to Amended and Restated License
                  Agreement between the Registrant and Geotech
                  Development Corporation.

  (8)      10.i   Third Supplement to the License Agreement

  (6)      10.j   Carl Massara Agreement

  (9)      10.k   Agreement dated December 9, 199l by and between the
                  Registrant and Noel Drago and Associates

           10.l September 22, 1992 change of control transaction that modified the December 9, 1991 agreement

(page 21)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, U.S. Environmental, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENVIRONMENTAL, INC.

Dated:December 16, 1996      By:     (signed)
                                     THOMAS B. WEST
                                     Chief Executive Officer

Dated:   12/17   , 1996      By:     (signed)
                                     THOMAS R. TATE
                                     President

Dated:   12/17   , 1996      By:     (signed)
                                     PHILOMENA A. DIETRICH
                                     Secretary, Treasurer & principal
                                     Financial Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of U.S. Environmental, Inc. and in the capacities and on the dates indicated.


Dated: December 16, 1996     By:     (signed)
                                     THOMAS B. WEST
                                     Chief Executive Officer and
                                     Chairman of the Board

Dated: December 19, 1996      By:     (signed)
                                     KARL G. FASSNACHT
                                     Director

Dated: December 19, 1996      By:     (signed)
                                     KAREN VON DREUSCHE
                                     Director

Dated:     12/18  , 1996      By:     (signed)
                                     JACK B. DIETRICH
                                     Director

Dated: December 19, 1996      By:     (signed)
                                     Maurice Spatt
                                     Director

Dated:     12/17  , 1996      By:     (signed)
                                     Thomas R. Tate
                                     Director

Dated: December 19, 1996      By:     (signed)
                                     Max Schmid
                                     Director


(page 22)

FINANCIAL REPORT SUBMITTED WITH FORM 10K

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL REPORT                                         (page)

ACCOUNTANTS REPORT                                                  F-1

CONSOLIDATED BALANCE SHEETS                                 F-2 and F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY         F-5 through F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-9 through F-20

CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES      F-21

(letterhead)
STAN A. METTER
CERTIFIED PUBLIC ACCOUNTANT
831 DeKalb Pike
Center Square,  PA  19422
Telephone (610) 278-9444
Fax (610) 278-9298

INDEPENDENT AUDITORS REPORT

Board of Directors and Shareholders
U.S. Environmental, Inc. and Subsidiary
(A Development Stage Enterprise)

I have audited the accompanying consolidated balance sheets of U.S. Environmental, Inc. and Subsidiary (A Development Stage Enterprise) as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders equity, cash flows and schedules of general and administrative expenses for the years then ended. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these statements based on my audit.

I conducted an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Environmental, Inc. and Subsidiary (A Development Stage Enterprise) as of September 30, 1996 and 1995 and the consolidated results of operations, stockholders equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Notes 1, 2, and 4, the Company is in the development stage with its principle activity being negotiating, obtaining and marketing a solid and hazardous waste treatment technology for the purpose of future commercial application.


(page F-1a)

Accountants report, Page Two

As more fully discussed in Note 7, the accompanying financial statements at September 30, 1996 include intangible assets stated at $2,207,898. Realization of these assets and substantially all of the Companys assets is dependent upon its ability to resolve liquidity problems, completion of the Company's development stage, future sale of technology and the ability of the Company to generate revenues sufficient to result in future profitable operations.

There is no certainty that the licensed technology and the patents are commercially applicable. In addition, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


(signed)

Stan A. Metter

Certified Public Accountant
October 30, 1996, except for
Note 12 as to which the date
is November 22, 1996


(page F-1b)

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995

ASSETS
                                                                    (Restated)
                                                        1996            1995
                                                     _________       _________
CURRENT ASSETS:
        Cash                                        $  351,713      $      919
        Prepaid expenses                                 5,500          10,500
                                                     _________       _________
             TOTAL CURRENT ASSETS                      357,213          11,419
                                                     _________       _________
PROPERTY AND EQUIPMENT - AT COST:
        Furniture and equipment	                           478             478
        Less accumulated depreciation                      372             329
                                                     _________       _________
             PROPERTY AND EQUIPMENT - NET                  106             149
                                                     _________       _________

OTHER ASSETS:
        Marketable securities - at lower of
          aggregate cost or market                       1,530           1,530
        License agreements (net of accumulated
          amortization of $805,512 in 1996 and
          $688,296 in 1995)                          1,538,815       1,656,031
        Patent (net of accumulated amortization
          of $455,917 in 1996 and $385,604 in
          1995)                                        669,083         739,396
                                                     _________       _________
               TOTAL OTHER ASSETS                    2,209,428       2,396,957
                                                     _________       _________
               TOTAL ASSETS                         $2,566,747      $2,408,525
                                                     =========       =========


(page F-2)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    (Restated)
                                                          1996          1995
                                                     __________    __________
CURRENT LIABILITIES:
  Notes payable:
    Shareholders                                     $   92,833    $   92,833
    Others                                              148,000       144,000
  Accounts payable and accrued expenses                 370,210       321,445
                                                     __________    __________
       TOTAL CURRENT LIABILITIES                        611,043       558,278
                                                     __________    __________

COMMITMENTS


SHAREHOLDERS' EQUITY:
  Common stock, .0001 par value; 100,000,000
    shares authorized; 43,891,909 shares issued
    and outstanding in 1996 and 35,290,163
    shares issued and outstanding in 1995                 4,389         3,529
  Capital in excess of par value                      5,225,568     4,630,738
  Deficit accumulated during the development stage  ( 3,274,253)  ( 2,784,020)
                                                     __________    __________
       TOTAL SHAREHOLDERS' EQUITY                     1,955,704     1,850,247
                                                     __________    __________
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,566,747   $ 2,408,525
                                                     ==========    ==========

See notes to financial statements


(page F-3)

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
AND THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996


                                                             February 18, 1988
                                                                (Inception) to
                                                                 September 30,
                                         1996           1995           1996
                                     __________     __________     __________
DEVELOPMENT STAGE EXPENSES:
   Research and development          $  112,512                    $  169,020
   General and administrative           285,149     $   30,953      2,016,607
   Depreciation and amortization        187,572        187,589      1,398,743
                                     __________     __________     __________
        TOTAL DEVELOPMENT
          STAGE EXPENSES                585,233        218,542      3,584,370

LESS REVENUE FROM
   DEMONSTRATION FEES                    95,000        150,000        275,000
                                     __________     __________     __________
NET DEVELOPMENT STAGE EXPENSES          490,233         68,542      3,309,370
                                     __________     __________     __________
OTHER INCOME (EXPENSES):
   Interest income                                                      1,429
   Forgiveness of indebtedness	                                       36,071
   Loss on abandonment of assets                                  (     2,388)
   Miscellaneous income                                                     5
                                     __________     __________     __________
        TOTAL OTHER INCOME
            (EXPENSES)                                                 35,117
                                     __________     __________     __________
NET LOSS                            ($  490,233)   ($   68,542)	  ($3,274,253)
                                     __________     __________     __________
NET LOSS PER SHARE                  ($     .014)   ($     .002)	  ($     .129)
                                     __________     __________     __________
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           36,193,892     34,435,163     25,326,022
                                     ==========     ==========     ==========

See notes to financial statements


(page F-4)


U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                 Common Stock                      Deficit
                                           ______________________                Accumulated
                                              Shares     $.0001    Capital in     During the               Subscrip-
                                            Issued and     Par      Excess of    Development    Treasury     tions
                                           Outstanding    Value     Par Value       Stage         Stock    Receivable       Total
                                           ___________   ________  ___________   ___________    ________   __________ ____________
Initial issuance of common stock
  February 18, 1988 (inception)
    through July 31, 1988                    2,025,000    $   203   $    5,097                                         $    5,300

Net loss - February 18, 1988
  (inception) to
  September 30, 1988 (*)
                                           ___________   ________  ___________                              ________   __________
Balances - September 30, 1988                2,025,000        203        5,097                                              5,300

Sale of common stock with redeemable
  warrants in August, 1989                   1,000,000        100       49,900                                             50,000
Costs incurred in connection with
  issuance of common stock                                         (     9,800)                                       (     9,800)
Shares issued by U.S. Environmental,
  Inc. in connection with pooling of
  interest                                  20,000,000      2,000      359,608                             ($ 25,000)     336,608
Net loss - year ended September 30, 1989                                         ($  195,462)                         (   195,462)
                                           ___________   ________  ___________    __________                ________   __________
Balances - September 30, 1989               23,025,000      2,303      404,805   (   195,462)	           (  25,000)     186,646

Shares donated                             ( 1,000,000)  (    100)         100
Shares issued in exchange for warrants       1,000,000        100  (       100)
Issuance of treasury stock                   3,000,000        300                               ($   300)
Shares issued in exchange for securitie
  (subject to mandatory redemption)            500,000
Shares issued for patent rights                300,000         30    1,124,970                                          1,125,000
Shares issued for plant and equipment          200,000         20      999,980                                          1,000,000
Shares issued for license agreement            400,000         40    1,999,960                                          2,000,000
Shares issued for services                      58,700          6          994                                              1,000
Shares issued for cash                           1,000                     500                                                500
Collection for subscriptions receivable                                  1,500                                25,000       26,500
Net loss - year ended September 30, 1990                                         (   481,972)                         (   481,972)
                                           ___________   ________  ___________    __________     _______    ________   __________
Balances - September 30, 1990               27,484,700      2,699    4,532,709   (   677,434)   (    300)   $      0    3,857,674
                                                                                                            ========

(continued)

See notes to financial statements
(*) There were no results of operations for the period February 18, 1988 (inception) to September 30, 1988.


(page F-5)

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                 Common Stock                      Deficit
                                           ____________________                  Accumulated
                                             Shares      $.0001    Capital in     During the               Subscrip-
                                            Issued and     Par      Excess of    Development    Treasury    tions
                                           Outstanding   Value      Par Value       Stage         Stock    Receivable      Total
                                           ___________    _______    _________    __________     ________              __________
Balances - September 30, 1990               27,484,700      2,699    4,532,709   (   677,434)	(     300) $      0     3,857,674
                                                                                                           =========
Issuance of treasury stock                  13,000,000      1,300                               (   1,300)
Shares issued for services                   2,775,000        277       82,913                                             83,190
Shares issued for license agreement          1,500,000        150      299,850                                            300,000
Conversion of note payable                      35,166          4        4,996                                              5,000
Shares issued for cash                          20,000          2        4,998                                              5,000
Cancellation of treasury stock             (10,000,000)  (  1,000)                                  1,000
Acquisition of treasury stock in exchange
  for plant and equipment (200,000 shares)                                                       (866,667)            (   866,667)
Other                                              300
Net loss - year ended September 30, 1991	           	        	 (   624,085) 	                      (   624,085)
                                           ___________    _______    _________    __________     ________              __________
Balances - September 30, 1991               34,815,166      3,432    4,925,466   ( 1,301,519)    (867,267)		2,760,112

Cancellation of treasury stock             ( 6,000,000)  (    600)                                    600
Return of shares issued for executive
  signing bonus                            (   250,000)  (     25)                                                    (        25)
Shares issued for cash                       1,700,000        170      269,830                                            270,000
Conversion of notes payable                    273,997         27       44,973                                             45,000
Costs incurred in connection with
  issuance of common stock                                         (    50,000)                                       (    50,000)
Shares issued for services                     250,000         25                                                              25
Retirement of treasury stock               (   200,000)  (     20) (   866,647)                   866,667
Cancellation of redeemable shares
  issued for securities                    (   500,000)
Shares issued for termination of
  intermediary agreement                     3,000,000        300      239,700                                            240,000
Net loss - year ended September 30, 1992	                                 (   508,589)	                      (   508,589)
                                           ___________    _______    _________    __________     ________              __________
Balances - September 30, 1992               33,089,163      3,309    4,563,322   ( 1,810,108)    $      0 		2,756,523
                                                                                                 ========
(continued)

See notes to financial statements


(page F-6)


U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                 Common Stock                      Deficit
                                           ____________________                  Accumulated
                                             Shares      $.0001    Capital in     During the               Subscrip-
                                            Issued and     Par      Excess of    Development    Treasury    tions
                                           Outstanding    Value     Par Value       Stage         Stock    Receivable      Total
                                           ___________   ________   __________   ___________    _________  __________ ____________
Balances - September 30, 1992               33,089,163      3,309    4,563,322   ( 1,810,108)     $     0               2,756,523
                                                                                                  =======
Shares issued for cash                         200,000         20       19,980                                             20,000
Conversion of note payable                      25,000          2        4,998                                              5,000
Costs incurred in connection with
  issuance of common stock                                         (    17,022)                                       (    17,022)
Shares issued for management service           550,000         55                                                              55
Shares issued for services                     100,000         10        9,990                                             10,000
Net loss - year ended September 30, 1993                                        (   682,402)                          (   682,402)
                                           ___________   ________   __________   ___________                          ____________
Balances - September 30, 1993               33,964,163      3,396    4,581,268  ( 2,492,510)                            2,092,154

Shares issued for cash                         300,000         30       49,470                                             49,500
Net loss - year ended September 30, 1994                                        (   222,968)                          (   222,968)
                                           ___________   ________   __________   ___________                          ____________
Balances - September 30, 1994               34,264,163      3,426    4,630,738  ( 2,715,478)                            1,918,686

Shares issued for services                   1,026,000        103                                                             103
Net loss - year ended September 30, 1995                                        (    68,542)                          (    68,542)
                                           ___________   ________   __________   ___________                          ____________
Balances - September 30, 1995               35,290,163      3,529    4,630,738  ( 2,784,020)                            1,850,247

Shares issued for services                   1,468,000        147      117,293                                            117,440
Conversion of note payable                     500,000         50       42,450                                             42,500
Shares issued for cash                       6,333,746        633      499,367                                            500,000
Costs incurred in connection with
  issuance of common stock                     300,000         30  (    64,280)                                       (    64,250)
Net loss - year ended September 30, 1996                                        (   490,233)                          (   490,233)
                                           ___________   ________   __________   ___________                          ____________
Balances - September 30, 1996               43,891,909   $  4,389   $5,225,568  ($3,274,253)                           $1,955,704
                                            ==========   ========   ==========   ==========                            ==========

(concluded)


See notes to financial statements


(page F-7)

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995 AND
FOR THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                                     February 18, 1988
                                                                        (Inception) to
                                                                         September 30,
                                                 1996          1995            1996
                                               ________      ________      __________
CASH PROVIDED FROM (USED FOR)
     OPERATING ACTIVITIES:
  Net loss                                    ($490,233)    ($ 68,542)    ($3,274,253)
  Items not requiring cash:
    Depreciation and amortization               187,572       187,589       1,398,743
    Loss on abandonment of assets                                               4,888
    Issuance of common stock
       for services                             117,440           103         316,206
    Return of common stock issued
      for executive signing bonus                                         (        25)
    Issuance of common stock for
       termination of intermediary agreement                                  240,000
  Changes in:
    Prepaid expenses                              5,000                   (     3,358)
    Accounts payable and accrued expenses        48,765     ( 118,439)        370,210
                                               ________      ________      __________
       NET CASH PROVIDED FROM (USED FOR)
            OPERATING ACTIVITIES              ( 131,456)          711     (   947,589)
                                               ________      ________      __________
CASH USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (     8,945)
  Purchase of license agreement                                           (    44,327)
  Purchase of marketable securities                                       (     1,530)
                                               ________      ________      __________
       NET CASH USED FOR INVESTING ACTIVITIES                             (    54,802)
                                               ________      ________      __________
CASH PROVIDED FROM (USED FOR)
     FINANCING ACTIVITIES:
  Proceeds from short-term borrowings             4,000                       118,600
  Repayment of short-term borrowings                                      (    21,767)
  Issuance of common stock,
     net of offering costs                      478,250                     1,058,271
  Proceeds from issuance of convertible notes                                 199,000
                                               ________      ________      __________
       NET CASH PROVIDED FROM (USED FOR)
            FINANCING ACTIVITIES                482,250                     1,354,104
                                               ________      ________      __________
NET INCREASE IN CASH                            350,794           711         351,713

CASH - BEGINNING OF PERIOD                          919           208               0
                                               ________      ________      __________
CASH - END OF PERIOD                           $351,713      $    919      $  351,713
                                               ========      ========      ==========

See notes to financial statements


(page F-8)

U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 AND 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation, basis of presentation and business activity
________________________________________________________________________

The accompanying financial statements include the accounts of U.S. Environmental, Inc., formerly Windfall Capital Corp. (the Parent) and its wholly-owned subsidiary, U.S. Waste Conversion International, Inc., formerly U.S. Environmental, Inc., (Subsidiary). All inter-company transactions and accounts have been eliminated in consolidation.

The Companys principle activity has been to negotiate, obtain and market a solid and hazardous waste treatment technology. No income has been earned from this activity to this date, consequently, the financial statements have been presented as those of a development stage enterprise.

Property, plant and equipment
_____________________________

Property and equipment are stated at cost. Additions and improvements to property are capitalized; maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the accelerated and straight-line methods over the estimated useful lives of the assets.

Research and development costs
______________________________

All research and development costs have been expensed.

Revenue recognition
___________________

The Company will recognize revenue upon the sale of its technology to end users as well as through sub-license agreements.

Net loss per share
__________________

Net loss per share is computed based on the average number of common shares outstanding during each period. Fully diluted loss per share amounts are not presented for each period because they would be anti-dilutive.

Patent
______

The cost of a patent (Note 7) is being amortized utilizing a straight-line method over the remaining estimated economic life of sixteen years. Amortization expense charged to operations was $70,313 for the years ended September 30, 1996 and 1995.

(page F-9)

License agreements
__________________

The cost of the license agreements (Note 4) are being amortized utilizing a straight-line method over a period of twenty years.
Amortization expense charged to operations was $117,216 for the years ended September 30, 1996 and 1995.

Statement of cash flows
_______________________

For purposes of the statement of cash flows, the Company considers all time deposits with maturities of three months or less as cash equivalents.

Use of estimates
________________

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

2. UNCERTAINTY

Going concern and realization of assets
_______________________________________

The Company is in the development stage with its principal activity being the negotiation, obtaining and marketing of a solid and hazardous waste treatment technology for the purpose of future commercial application. The Company has had losses since inception of $3,274,253 and at September 30, 1996 had a net tangible shareholders deficiency of $207,867 as defined by shareholders equity less intangible acquired by issuance of common stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Companys ability to complete the research and development activities and its transition to attaining profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support the Companys cost structure. Realization of substantially all of the Companys assets is dependent upon these factors. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(page F-10)

The Companys continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

The Company will have to minimize its requirements for working capital by implementing cost reduction efforts. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses.

3. CASH

The Company maintains a cash balance in one bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

4. LICENSE AGREEMENTS

The Company entered into a twenty year amended and restated license agreement with Geotech Development Corporation (Geotech) on October 13, 1989 for the sole use of their technology regarding a solid waste melt-all fusion process. The agreement is renewable at the end of the initial period in perpetuity for successive twenty year periods at the licensees option. As consideration for the licenses, Geotech was paid $14,000 and an additional $30,327 was paid to consultants, on Geotechs behalf, to transfer the technology. In addition, there were 2,370,249 shares of common stock issued by the Parent to Geotech in the fiscal year ended September 30, 1990.

The Company, on May 31, 1990, amended its license agreement with Geotech, whereby the Company issued to Geotech 400,000 shares of common stock, valued at $5.00 per share, as consideration for the reduction of royalty fees from twenty percent to five percent. Under the terms of the agreement, royalty fees due the licenser will be five percent of total receipts, as defined in the agreement.

On October 18, 1991, the Company amended its 1989 license agreement with Geotech. This amendment to the license agreement allows Geotech on a restricted basis to build plants utilizing the US/Geo Technology for their own account. Under the terms of this amendment, Geotech would be obligated to pay the Company a license fee, as well as 5% of all royalties collected.

(page F-11)

On September 22, 1992, Geotech acquired an additional 750,000 shares through a cash purchase of $125,000. As an incentive to invest capital in the Company, management agreed to transfer control of the Company to the Geotech management team. (See Notes 7 and 10).

On December 17, 1990, the Company entered into a license agreement with a joint venture whose partners are Asbestoguard Australia PTY Limited and Asbestoguard Limited. Under the license agreement, the Company acquired an exclusive license for the marketing, distribution and sale in the United States of America of the Asbestoguard process, package and related property developed by the joint venture. The proprietary system, which consists of proprietary equipment and liquid sealant products, was developed for non-hazardous treatment and rehabilitation of asbestos, asbestos cement, concrete or cement products. The Company obtained a twenty-year license with a twenty-year renewal option by the issuance of 1.5 million of its unregistered common shares valued by management at $300,000. (See Note 2 regarding net realizable value of assets). In addition, the Company is obligated to pay for the cost of any Asbestoguard liquid sealant product provided, in the form of a royalty (10% premium above cost), up to a maximum of $1,500,000.


5. NOTES PAYABLE

During 1991, the Company issued $199,000 of 11% convertible notes payable, due two years from the date of purchase (December 31, 1992).
At any time prior to the two years from the purchase, the investor may have converted or exchanged their note for unregistered shares of common stock of the Company at the conversion price of 25% below the bid price of the public trading market for the Companys common stock at the day of receipt by the Company. $55,000 of notes were converted by the conversion date.

In December of 1992, the Company offered its remaining convertible note holders an extension of one year at the same interest rate of 11%, excluding the conversion option. Four convertible note holders accepted this offer. The remaining note holders did not accept the offer and wanted the principle returned. Due to the Companys financial position, they were unable to repay the notes. These notes are now in default. Included in notes payable - other as of September 30, 1996 and 1995 are the following:

(page F-12)

                                1996         1995
                             ________     ________

Notes in default             $144,000     $144,000
Other short-term notes          4,000
                             ________     ________

                             $148,000     $144,000

Also included in accounts payable and accrued expenses is $61,160 and $45,320 in interest owed at September 30, 1996 and 1995.

6. NOTES PAYABLE - SHAREHOLDERS

Notes payable - shareholders at September 30, 1996 and 1995 consists of the following:
                                 Interest
   Holder          Due Date        Rate        Collateral       Amount
____________     ____________      ____        __________      _______

Shareholders     May 13, 1992       18%           None         $82,833


The interest to shareholders of 18% is due only upon default. The loans became due June 16, 1992. The Company is disputing the remaining loans. The Company does not intend to pay interest on the disputed loans and accordingly, no interest has been accrued thereon.

The Company also has four notes totaling $10,000 with other shareholders. The notes are non-interest bearing with repayment due when the company sells its technology. The Company has classified these notes as short-term.


7. SHAREHOLDERS EQUITY

The Parent sold for cash the following shares of common stock from April, 1988 through July, 1988:

                        Price
                         Per
          Shares        Share      Amount
        _________       _____     _______

        1,800,000       .001      $ 1,800
          100,000       .01         1,000
          125,000       .02         2,500
        _________                 _______
        2,025,000                 $ 5,300

(page F-13)

On August 17, 1989 the Company sold, in a public offering, (Form S-18) 1,000,000 units at $.05 per unit. Each unit consists of one share of common stock and five redeemable warrants. Each warrant entitles the holder to purchase one share of common stock at the price of $.10 per share. The warrants expired February 9, 1991. The costs incurred in connection with the offering were $9,800. The net proceeds were $40,200.

On August 28, 1989, the Parent, formerly Windfall Capital Corp., acquired all of the outstanding common stock of the Subsidiary, formerly U.S. Environmental, Inc. (13,500,000 shares), in exchange for 20,000,000 shares of the Parent.

Under the terms of the acquisition agreement, Windfall Capital Corp. changed its name to U.S. Environmental, Inc. and the wholly-owned subsidiary changed its name to U.S. Waste Conversion International, Inc. The Parent also changed its fiscal year end to September 30 to conform to that of the Subsidiary.

This transaction was accounted for as a pooling of interest, whereby the transaction was a re-capitalization of the subsidiary. In effect, the transaction was the acquisition of the Parent by the Subsidiary since the shareholders of the Subsidiary held 20,000,000 (86.86%) of the 23,025,000 shares outstanding of the Parent after acquisition. Expenses incurred in connection with this transaction ($46,447) have been charged to operations in the year ended September 30, 1990. The operations of the Parent prior to the merger was significant to the combined operations. Goodwill was not recognized in the transaction and the financial statements reflect the assets at their historical cost basis.

During May, 1990, various officers, directors and shareholders of the Company contributed one million shares of stock to the Company. The Company then redeemed the outstanding five million warrants by offering one share for every five warrants to each warrant holder. The actual shares are included with the issued and outstanding shares at September 30, 1990.

The Company issued, on September 27, 1990, 3,000,000 shares of common stock to the Company to be held as treasury stock.

The Company exchanged 500,000 shares of its common stock for 500,000 shares of Waste Technology Corporations common stock on March 16, 1990. The shares were valued by the Company at $.50 per share. The shares are subject to SEC Rule 144 and, accordingly, bear such restrictive legends. The shares revert to Waste Technology Corporation if a plant is not built and 75% operating by Waste Technology Corporation or affiliate by March 16, 1992. As of March 16, 1992, no plant was built consequently the shares were redeemed and canceled.

(page F-14)

The Company, on February 27, 1990, acquired the rights to a patent for a metal separation system for incinerators, in exchange for 300,000 shares of the Companys common stock. The transaction has been valued by management at $1,125,000. (See Note 2 regarding net realizable value of assets). The patent, which has been valued at $1,125,000 is included in other assets and is being amortized over its remaining life on a straight-line basis. The Company intends to use the patent in conjunction with its mineral electric fusion process.

The Company, on May 31, 1990, acquired a fifty percent interest in the plant and equipment of Geotech comprising an electric fusion metal-all demonstration pilot plant for 200,000 shares of common stock of U.S. Environmental, Inc. valued at $5.00 per share or $1,000,000. The Company was depreciating this plant and equipment over ten years on a straight-line basis through September 30, 1991. At September 30, 1991 the Company has retroactively reflected the reversion of this transaction which was executed on October 18, 1991. The Company accounted for the reversion as an acquisition of its own restricted common shares valued at the net book value of the plant and equipment exchanged.

The Company, on May 31, 1990, amended its license agreement with Geotech, whereby the Company issued to Geotech 400,000 shares of common stock valued at $5.00 per share, as consideration for the reduction of royalty fees from twenty percent to five percent. The transaction has been valued at $2,000,000. (See Notes 2 and 4).

The Company, on May 8, 1990, issued 58,700 shares of common stock for consulting services valued at $1,000 ($.017 per share).

The Company, on May 3, 1990, issued 1,000 shares of common stock for $500 ($.50 per share).

The Company, on best efforts basis, issued a private placements memorandum on September 15, 1990 in order to raise the necessary funds to continue its development stage operations. The securities consist of 150 convertible notes at a price of $5,000 per note. The convertible notes bear interest at 11% per annum paid semi-annually and are convertible into common stock of the Company at 25% below the public trading market value. The maximum gross proceeds to the Company would have been $750,000. The Company completed this offering on March 31, 1991, after having raised $199,000 (See Note 5).

As of September 30, 1991, a note holder converted their note in the amount of $5,000 for 35,166 shares of restricted common stock.

(page F-15)

During the quarter ended December 31, 1991, the Company canceled
6,000,000 shares of stock held as treasury stock.

On October 25, 1991, the Company accepted the resignation of Carl
Massara as President, Chairman of the Board, and a Director of the Company. Mr. Massara agreed to return to the Company 250,000 shares he received as a signing bonus.

In October of 1991, the Company sold 200,000 shares of its restricted common stock for $20,000. The Company used the money to hold a demonstration of its melt-all process in a pilot plant located in Niagara Falls, NY.

On December 18, 1991, the Company received $125,000 for 750,000 shares, or a per share price of $0.1667. As part of this transaction, the Companys management resigned in favor of a management team assembled by Noel Drago Associates, whereby Noel Drago was appointed president.

During the quarter ended December 31, 1991, four note holders converted an aggregate of $20,000 of convertible notes for a total of 140,664 restrictive shares.

In February of 1992, a note holder with a value of $25,000 exchanged their convertible note for 133,333 restrictive shares.

On September 22, 1992, the Company issued 3,000,000 restrictive shares to Frank Franza, John Drago, and Alfred Franza to terminate their rights to compensation if they served as intermediaries in connection with the sale of stock or assets of the Company (intermediary agreement).

Also on September 22, 1992 the Company received $125,000 for 750,000 restrictive shares from Geotech Development Corp. As part of this transaction, the Companys management resigned in favor of a management team assembled by Geotech, whereby Thomas R. Tate was appointed president.

In October of 1992 the Company received $20,000 for 200,000 restrictive shares of stock from an outside investor.

Also in October of 1992 a note holder with a value of $5,000 exchanged their convertible note for 25,000 restrictive shares.

The Company incurred legal fees in connection with the purchase of stock by Geotech Development Corp. in the amount of $17,022 on September 22, 1992. This amount was not recorded until the year ended September 30, 1993.

(page F-16)

In April of 1993, the Company issued 550,000 restrictive shares to the current management team. The Company valued the stock at $.0001 per share. The stock must be returned if the individual resigns prior to September 22, 1994.

In September of 1993, the Company approved the issuance of 100,000 restrictive shares in lieu of payment of legal fees. The actual shares were not issued by the transfer agent until October, 1993 however the shares are included with issued and outstanding shares at September 30, 1993.

In February of 1994 the Company received $49,500 for 300,000 shares of stock from an outside investor, with an additional option to purchase 700,000 shares at $.165 per share until April 4, 1994. At the expiration of this option, the investor still had an option to purchase 700,000 shares at 80% of bid price, but not less than $.165 per share. This option expired August 10, 1994 with no additional shares being purchased.

In August of 1995 the Company issued 322,000 shares to various outside consultants and 704,000 shares to management and the current board of directors. The Company valued all of the shares at $.0001 per share.

In March and August of 1996 the Company issued 1,468,000 shares to management and the current board of directors. The Company valued all of the shares at $.08 per share.

A holder of a convertible note in the amount of $42,500 exercised an option and converted the note to 500,000 shares in August of 1996. The company incurred costs of $4,250 (See Note 10). The actual shares have not been issued however, the shares are included with the issued and outstanding shares at September 30, 1996.

In September of 1996, the Company entered into a three phase stock purchase agreement with an outside investor. The initial purchase was 6,333,746 shares for $500,000. The actual shares were not issued by the transfer agent until October, 1996 however the shares were included with the issued and outstanding shares at September 30, 1996. The Company paid $60,000 in costs and issued 300,000 shares of common stock in connection with this purchase (See Note 10). The second phase is for 6,331,746 shares for $500,000 if the company is awarded a contract to construct a vitrification plant for the Town of Hempstead, New York or the City of Long Beach, New York, or November 22, 1996, whichever event occurs first. If the Town of Hempstead extends its evaluation period beyond September 20, 1996, the November 22, 1996 deadline will be extended for the same time period. The third purchase is for 12,663,363

(page F-17)
shares for $3,000,000. This is scheduled to occur after the funding agreement is secured for the construction of the vitrification plant for the Town of Hempstead, New York, or a completion or surety performance bond is purchased for this project. At this time, the outside investor will own 40.47% of the outstanding shares of the Company. An option exists to acquire 12,000,000 additional shares within 90 days after completion of the Town of Hempstead, New York, vitrification plant at a price per share equal to the average trading price of the stock over a period of 30 days, but in no event, more than $2.00 per share. Trading price shall be the median of the low bid and high ask price of the inside market for the 30 day period.

Upon exercising the third purchase for $3,000,000, any change in the Companys capitalization will obligate the Company to adjust the shares issued to the investor so that a 40.47% share of the outstanding stock may be maintained. Other restrictive covenants are also included in the agreement.

8. DISCLOSURE OF CASH FLOW INFORMATION

Supplemental schedule of non-cash financing activities.

The following amounts of common stock were issued for non-cash consideration:

                                                          Period From
                                                       February 18, 1988
                                  Years Ended           (Inception) to
                                 September 30,           September 30,
                               1996         1995             1996
                             ________      _____         _____________
Compensation and consulting
 services                    $117,440      $ 103          $ 154,345
Professional fees                                           158,473
Termination of intermediary
 agreement                                                  240,000
Rent                                                          5,000
                             ________      _____           ________

                             $117,440      $ 103          $ 557,818


Supplemental disclosure of cash flows information is as follows:

There were no income taxes paid for any of the periods presented in the statements of operations.

(page F-18)

Interest paid for 1996 was $6,616 and 1995 was $91.

During 1991 a $5,000 convertible note payable was exchanged for 35,166 common shares of the Company.

During 1992, $45,000 in convertible notes payable were exchanged for 273,997 shares of the Companys common stock.

During 1993, $5,000 in convertible notes payable were exchanged for 25,000 shares of the Companys common stock.

During 1996, a $42,500 convertible note was exchanged for 500,000 common shares of the Company.

In addition, for the year ended September 30, 1991, non-cash investing activities excluded from the statements of cash flows included the following asset acquired by the issuance of common stock.

               Asset Acquired           Valued Assignment
             ___________________       ___________________
              License Agreement              $300,000

The shares of common stock issued for other than cash have been assigned amounts equivalent to the fair market value of the service or assets received in exchange.

During 1991, the Company acquired its own common shares for a previously acquired 50% interest in an electric fusion plant with a net book value of $866,667.

9. INCOME TAXES

At September 30, 1996, the Company had $3,266,685 of net operating loss carryforwards available to offset future federal taxable income through the year 2011.

10.  RELATED PARTY TRANSACTIONS/COMMITMENTS

The Company conducted its operations in facilities owned by a shareholder on a month-to-month rent free basis through May of 1991, and then for the sum of $714 per month through January 15, 1992.

The Company paid $25,186 to certain officers/shareholders for consulting services and payroll during the year ended September 30, 1991.

(page F-19)

The Company issued shares of its restricted common stock to certain officers/directors for services for the year ended September 30, 1991 in the amount of $25,095. The number of shares issued was 1,450,000.

Owed to Geotech at September 30, 1996 is $257,548 and at September 30, 1995 was $216,401 for consulting fees, other expenses and monthly management fees. On March 1, 1993, the Company entered into an agreement with Geotech for utilization of their personnel, management, office facilities and other related expenses at a monthly fee of $55,000. This agreement can be canceled with ninety days notice. The contract was canceled effective October 1, 1993.

A new contract effective October 1, 1995 was agreed upon whereby a monthly fee of $10,000 will be charged. The Company also agrees to pay Geotech 10% of the gross funds received including but not limited to sales and services, loans, investor funds, private placement stock sales and the issuance of convertible debentures.

In 1992, included in the statements of shareholders equity are $50,000 in placement fees to Geotech of which $25,000 were unpaid as of September 30, 1992. The fees represent 20% of any capital invested in the Company. A $25,000 fee was earned from the Drago Associates investment in December of 1991 and the remaining $25,000 was for Geotechs investment on September 22, 1992. Geotech does not intend to recapture any moneys owed for prior investments.

Placement fees of $4,250 were paid to Geotech relating to the exercise of the conversion in the convertible note during August, 1996. An additional $50,000 was paid to Geotech relating to the 6,333,746 shares sold in September of 1996.

11. MARKETABLE SECURITIES

At September 30, 1996 and 1995, marketable securities are valued at lower of the aggregate cost or market.

12. SUBSEQUENT EVENTS

The Company was a defendant in a lawsuit filed in the United States Bankruptcy Court for the Western District of New York. As of November 22, 1996 the lawsuit was settled with the Company obligated to purchase an interest in a melt-all process pilot plant located in Niagara Falls, NY for $250,000. In addition, the Company was to pay $50,000 for a three year exclusive lease for the remainder of the building. On November 22, 1996 the Company met the terms of the settlement.

(page F-20)


U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
AND THE PERIOD FEBRUARY 18, 1988 (INCEPTION) TO SEPTEMBER 30, 1996

                                                              February 18, 1988
                                                                 (Inception) to
                                                                  September 30,
                                          1996           1995           1996
                                          ____           ____       ___________
Interest expense                       $  22,456       $ 15,931     $  106,442
Expenses incurred in connection
   with business combinations                                           46,447
Rent                                                                    47,275
Professional and administrative fees      12,513         10,762        454,346
General office - including telephone       3,331            461        190,373
Automobile and travel                      2,636                        46,212
Consulting services and payroll          117,440            103        316,905
Employee benefits                                                        6,522
Entertainment                              1,047                         3,490
Management fees                          120,000                       505,000
Miscellaneous fees                         5,726          3,696         23,303
Officers' life insurance                                                 7,040
Insurance                                                                1,276
Selling expense                                                         21,976
Termination of intermediary agreement                                  240,000
                                        _________      ________     __________
            TOTAL GENERAL AND
              ADMINISTRATIVE EXPENSES   $ 285,149      $ 30,953     $2,016,607


See notes to financial statements

(page F-21)