Form 10KSB
period 1997-09-30
U S ENVIRONMENTAL INC
filed 1998-03-11
CIK 844010

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee Required) for the fiscal year ended September 30, 1997.

Commission File Number: 0-17963

(DEL) U. S. ENVIRONMENTAL, INC.
(Exact name of Registrant as specified in Charter)


         Delaware                                11-2906904
-------------------------------              ------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)             Identification Number)


201 East Kennedy Blvd.
Suite 1900
Tampa, Florida                                          33602
---------------------------------              ------------------
(Address of principal                            (Zip Code)
executive office)

630 Parkview Tower
First Avenue
King of Prussia, Pennsylvania                            11520
---------------------------------              ------------------
(Previous Address of principal               (Previous Zip Code)
executive office)

Registrant's telephone number,
Including area code                            (813) 228-0285

(Previous telephone number)                    (610) 337-3945


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock,  $.0001 par value
-------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [   ]       NO    [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 402 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10_KSB or any amendment to this form. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 30, 1997 was approximately $9,774,407 based on the average bid and asked prices for such Common Stock as appearing on NASD Electronic Bulletin Board under the symbol "USEV." This price does not reflect inter-dealer markdowns, commissions, or actual sales.

     The number of shares of Common Stock outstanding as of September 30, 1997 was 81,453,394.

     Documents incorporated by reference: Various exhibits from 1933 Act and 1934 Act filings. See "Exhibits and Reports on Form 8-K."

FORWARD LOOKING STATEMENTS

     Certain Statements included in this Annual Report are not based on historical facts, but are forward looking statements. These statements can be identified by the use of forward-looking terminology such as "believes, "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereof or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to the implementation and completion of an economically viable "vitrification" system based on the Company's licensed "Melt All Electric Fusion Process, Plant and Equipment" and the development marketing of additional systems. The company must also generate additional financial resources to enable it to continue the implementation of its commercial vitrification system under the current license. Such additional resources may be generated through the sale of additional equity securities, the sale of sublicenses, joint ventures or other business transactions or alliances which would generate the resources required. Other factors such as changes in business conditions and/or changes in regulations and laws may also impact the outcome as it relates to forward looking statements.

                       (DEL) U.S. ENVIRONMENTAL, INC.

                              Form 10-KSB
                    Fiscal Year Ended September 30, 1997

                           TABLE OF CONTENTS
                                                                  Page No.
                                                                 --------


PART I

Item 1.     Description of Business                                      4

Item 2.     Description of Property                                     15

Item 3.     Legal Proceedings                                           15

Item 4.     Submission of Matters to a Vote of Security Holders         15



PART II

Item 5.     Market for Common Equity and Related Stockholder            16
            Matters
Item 6.     Management's Discussion and Analysis or Plan of             17
            Operation

Item 7.     Financial Statements                                        19

Item 8.     Changes In and Disagreements With Accountants on            19
            Accounting and Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control        20
            Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.    Executive Compensation                                      22

Item 11.    Security Ownership of Certain Beneficial Owners and         23
            Management

Item 12.    Certain Relationships and Related Transactions              23

Item 13.    Exhibits and Reports on Form 8-K                            27

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A)   BUSINESS DEVELOPMENT
      --------------------

     The Company (previously known as Windfall Capital Corporation)is a development stage company with its principal activity being the marketing of a proprietary, licensed solid and hazardous waste treatment technology for future commercial application. The Company was incorporated in the State of Delaware on February 18, 1988.

     The Company became a Public Company by filing and registering with the Securities and Exchange Commission under Form S-18, certain Units consisting of one share of common stock and five redeemable common stock purchase warrants. Its registration statement became effective on February 10, 1989, closing was held in August, 1989. A total of 1,000,000 Units were sold at the offering price of $.05 per Unit for gross total proceeds of $50,000.The net total proceeds after deducting the various costs of the offering was $40,200.

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

         (DEL) U.S. Environmental, Inc. (hereinafter referred to as "USE" or "The Registrant" or "The Company"), is an environmental services company which, effective October 13,1989, acquired a twenty (20) year exclusive, worldwide license of a proprietary "Solid Waste Melt-All Electric Fusion Process and Plant Equipment" (the "Process") technology, developed by Geotech Development Corporation ("Geotech"), an Ohio Corporation. The Process is an adaptation of a technology previously utilized by Geotech in Europe and Japan for induced electrical melting of minerals to create either a dense glass-rock like material in the form of aggregate or block, or upon application of a spinning process to produce ceramic and mineral wool fibers.

     The Company has established a marketing program to provide integrated services to industrial, commercial and public entities for processing ash/ residues of various types resulting from the combustion of "Municipal Solid Waste" (MSW), biomass, coal and other fossil fuels, remediation of contaminated soils and the permanent disposal of other wastes of concern by utilizing Geotech's licensed melting technology to convert such wastes into environmentally benign and beneficially reusable products.

     The company intends to design, engineer, finance and construct vitrification facilities either as owner/operator or as general contractor and to market the end products to the public or private sector alike through its own staff or by retaining the services of various experts in engineering, industrial and commercial waste disposal as well as sales and marketing.

     The company also intends to sell sublicenses to other entities and may serve these sublicensees as Project Manager and/or Construction Manager as well as providing program development, engineering and other support services.

     The company and the sublicensees will be subject to all federal, state and local environmental regulations in the United States and similar laws in foreign countries.

(B) BUSINESS OF ISSUER
    ------------------

Overview
--------
     (DEL) U.S. Environmental, Inc., incorporated in Delaware, is a Florida based company which intends to provide environmental engineered disposal, remediation and operational services by use of "Vitrification" (the melting and conversion of mineral waste streams) of combustion ash/residues and other wastes of concern as listed by the U.S. Environmental Protection Agency (USEPA).

     USE owns the exclusive worldwide license to the proprietary "Melt-All Electric Fusion Process™" developed by Geotech Development Corporation which operates at elevated temperature, melting and vitrifying MSW combustion ash/residue, contaminated soils, utility coal combustor fly ash/residue, asbestos containing materials and other EPA listed industrial mineral waste residues of concern into a rock-like, basaltic, durable and environmentally sound products not unlike the rock produced from volcanic action.

     The Company intends to offer its vitrification plant equipment and operational services mainly to the public sector (federal and state governments, counties, municipalities, etc.) as well as heavy industry in the U.S. and internationally.

     USE will provide an all-inclusive service by accepting its customers waste stream for a fee (tipping fee) on a "Put or Pay" basis and converting the waste into reusable, value added products. These products can be utilized for road construction (curb stone, aggregate, retention walls, acoustical walls etc.), general construction (mineral wool for insulation, wallboard, ceiling tiles etc.), the prevention of shore erosion (block and other retainer systems) or as intermediary materials and components for other products.

     USE views its mission as providing communities and the private sector with cost effective, alternative services by converting waste of concern having no current use, into valuable, environmentally benign and beneficially reusable products. The potential conversion of these waste materials will avoid the necessity to landfill and thus avoid the potential financial and environmental long-term liabilities of the communities and the private sector alike.

     Additionally, the permanence of vitrification of such waste eliminates potential health risks arising from exposure to constituents considered harmful. The vitreous glass-rock material is in compliance with the various federal, state, and local laws regulating the public's exposure to such substances.

Technology License
------------------

     Subsequent to the original agreement on December 2, 1988, as amended on January 2, 1989, and other subsequent dates, effective October 13, 1989, as amended and restated on October 20, 1989 and other and subsequent dates, the Company obtained from Geotech a 20 (twenty) year worldwide license of rights (renewable in successive 20 year periods), to develop, explore, market, sell, lease, engineer, design, install, build, operate and maintain the proprietary process known as the "Solid Waste Melt-All Electric Fusion Process and Plant Equipment" (the "Process").

     The license includes the right to sublicense the Process to others and to utilize any improvements or enhancements to the Process made by Geotech during the term of its license.

     As consideration for the license, Geotech was issued 2,370,249 shares of common stock of the Company (subsequently said stock was retransferred to Geotech's five shareholders).

     As additional consideration, the Company is required to pay Geotech a license fee of 5% of all process use fees received by the Company from sublicensees; 5% of all output or by-product income received by the Company from sublicensees, which results from the processing of any recovered material; and a technology fee of 5% of any technology fees received by the Company from any sublicensees for the construction by such third party of a plant; and if the Company uses Geotech for architecture or engineering services, then the Company would pay Geotech 4% of the construction costs of the plant, but in no event more than $200,000 per site.

     In addition to the grant of rights and in conjunction with its ownership interests, the Company has the right to utilize, with not less than ten days prior notice, the "Research and Demonstration Plant" located in Niagara Falls, New York. The commercial size "Research and Demonstration Plant", while fully operational, is used only as a demonstration model for the use of the Process in treating solid waste, and is operated only as a marketing tool to demonstrate to potential sublicensees, joint venture partners and prospective customers of the process, the use of the Process. Geotech has also warranted to the Company that the waste conversion and the by-products thereof, will be neither hazardous nor toxic and has agreed to indemnify the Company and its sublicensees for claims or losses arising from use of the Process of its products or by-products.

     On October 18, 1991, the Company entered into a Third Amendment to the License Agreement that allows Geotech on a non-exclusive basis to build plants utilizing the Process as owner/operator or joint venture partner for their own account in a specified territory as long as Geotech does not compete on any project USE is working on or solicit any prospective customers of USE that have been identified as such by the Company to Geotech in written form. Under the terms of this Amendment, Geotech would be obligated to pay the Company a license fee, as well as a royalty of 5% of the material that is actually processed through the Plant ("throughput").

     Effective September 30, 1995, the company and Geotech entered into a Forth Amendment by which Geotech has agreed that any order or contract it receives to furnish equipment for an environmental related mineral melting and conversion plant installation will be turned over to or offered to USE on a right of first refusal basis for a period of twenty (20) working days.

Technology
----------

     To date, six melting systems have been supplied by Geotech at locations in Europe and Japan utilizing the Geotech process. In most instances, the feedstock utilized is high-grade minerals material rather than combustion ash/residue which is melted and spun into ceramic fibers (high temperature insulation) for use in the refractory industry. These high-grade mineral applications are not covered by the Company's license agreement. Two of the systems were built for research and development and are located in Wiesbaden, Germany (1983) and Nagoya, Japan (1992). The four systems that are producing insulation fibers are located in Teplice, Czech Republic (1981), Lorette, France (1984), Altella (Potenza), Italy (1985) and Nagano, Japan (1986).

     USE believes that the primary advantages of the Company's Process are as follows: (1) the ability to render inert inorganic solid waste, such as MSW ash/residue, coal flyash etc.; (2) substantially reduce (60%-75%) the volume of waste matter; (3) yield beneficially useful products, such as glass-rock like blocks and mineral wool fibers; and (4) avoid the potential long-term liability of landfill disposal.

     The only materials introduced to the electric melting process are granular inorganic materials to be converted. All of the electric power used is consumed in producing the molten mass of the material introduced. The molten mass, surrounded by the feedstock, is located immediately over the tapping orifice and is drained as a continuous stream, which can be cast either into blocks or granulated when rapidly quenched in a flume of cold water. The only heat or energy that leaves the melting crucible is the heat within the molten mass and the cooling water. By feeding the melting crucible with granular inorganic material at the same rate as the molten mass is tapped on a continuous basis, all of the energy is used very efficiently in the conversion of the waste materials.

      The Company's melting process with electrodes focused just above the tapping orifice can develop temperatures of up to 5200°F. As the granular feedstock of mineral, inorganic waste melts and flows into the tapping orifice, it must first pass trough the highly turbulent arc zone at the electrode's tips. This avoids possible stratification and instead provides a very homogeneous molten stream resulting in high-density vitreous product (approximately 185 lbs./cu.ft.). The collected molten mass is totally inert, non-leachable and non-biodegradable.

     Since only mineral, inorganic waste materials are introduced to the electric melting process, there is no additional tonnage added to the mass produced. If there are any organics present in the material, there will be a reduction by that amount since the organics will be consumed in the melting process. Although the tonnage of material tapped may be equal to the tonnage of material fed into the melting crucible, there is a dramatic volumetric reduction. The high-density vitrified products will usually be 1/4 to 1/3 the volume that was originally fed into the melting crucible.

Business Strategy
-----------------

     USE is advocating the "Merchant Plant" concept, whereby a third party (either USE or an independent owner/operator) will finance, build, own and operate a vitrification facility at their own cost in order to provide the handling and conversion services of certain waste streams on behalf of the waste generator. Such third party financing and ownership allows the Company's prospective customers to adopt USE's technology at no capital investment or any other additional disposal costs to them other than the above mentioned tipping fee. Depending on the economics of the individual projects USE's services can be competitive in price with current landfill disposal methods.

     Third party financing for the implementation of a vitrification plant is paramount, especially for the majority of public sector projects. The public sector, which in the last two decades has been faced with a growing need for permanent, environmentally benign and cost effective disposal of its ever expanding mountain of waste, is not always in a position to assume additional financial expenditures and indebtedness to implement such a facility. Additionally, public entities are not in the business of marketing products but are trying to provide the most efficient and cost effective waste disposal services to its citizens.

     The vitrification of the inorganic residues produces road construction materials of better quality and longer durability at an equal if not lower price than conventional materials. The vitrified products can be purchased by the public works departments at all levels of government. Such entities are likely to achieve a direct long-term reduction of cost by defraying some of the expenditure involved in road maintenance as a result of having to replace conventional materials more frequently.

    Additionally, vitrification offers the communities as well as the private sector a permanent solution to their potential environmental and financial long-term liabilities by providing a viable alternative to the disposal of certain waste of concern into landfills, and assist the waste generators in limiting their "Cradle to Grave" liability. This disposal method should also eliminate the cost and the necessity of having to monitor landfills for leachate (leachate, is the term used for liquids permeating through the landfill, carrying varying concentrations of chemical constituents and their reaction products) from the waste in the landfill which may enter the groundwater aquifer and in some cases surface water conduits outside the landfill for thirty years after their closure.

     Management can also derive revenue from its rights to the Process through the following methods:

    (1) Sale by the Company directly or through the use of sales agents of the right to use "the Process." Potential sublicensees may include: municipalities, corporations, asbestos abatement contractors, landfill owners, owners of Waste-to-Energy (WTE) and other Resource Recovery facilities, waste generators, environmental cleanup companies, Superfund site owners/agents, governmental agencies, power utilities and waste removal companies; (2) sale by the Company of the territorial right to use "the Process" to entities through License Agreements (state, county, etc.); (3) sale by the Company of the right to use "the Process" to joint ventures by and between the Company and third parties; (4) lease of "the Process" to customers or users, whereby the Company and/or others are the owner and/or plant operators.

Marketing and Sales
-------------------

     The primary targeted initial customers are entities responsible and liable for the disposal of the following solid waste material:
(1) Municipal Solid Waste ("MSW") combustion ash/residue, (2) flyash/residue derived from coal fired electric generating plants, (3) asbestos containing materials ("ACM"), (4) soils contaminated with volatile metals, and (5) other ash/residue derived from the combustion of mixed waste.

     The Company recommends that plants utilizing the Process should be a minimum of 100-200 tons per day capacity for combustion ash/residue. For increased capacity the design of these plants is modular in nature and additional processing tonnage can be added in parallel increments of 100 tons per day (tpd).

      The Company has developed a substantial database of potential public entity customers which own, financially guarantee and/or operate WTE facilities of various types in the U.S. There are currently 112 such facilities operating throughout the U.S. generating approximately 7 million tons of combustion ash/residue per annum of which approximately 6.5 million tons are discarded into regulated landfills. A significant number of public entities are currently evaluating alternative disposal methods as well as refinement technologies for the beneficiation of MSW combustion ash/residue.

     Another important sector of targeted markets is the fossil-fueled power generation facilities. It is estimated that approximately 59 million tons of coal flyash and about 4 million tons of oil ash are generated annually in the U.S. About 28% of the coal flyash is used commercially in construction as cement and concrete additives. The remaining 42.5 million tons are disposed into landfills.

     In addition, test runs at USE's demonstration facility in Niagara Falls, NY, have shown that the melting system is ideally suited for the remediation of contaminated soils as part of cleanup programs of designated "Superfund" sites.

     Other emerging markets for the application of the Company's technology, would be the hot purged residuals from energy generating facilities such as fluidized bed systems combusting biomass, mixed fossil fuels and other combustible waste materials which produce vast quantities of ash/residue. It is estimated that 80 such plants are already in operation throughout the U.S.

Other potential customers are asbestos abatement contractors, waste generators, environmental cleanup companies and waste disposal firms.

     The Company intends to initiate contact with these concerns through referrals, cold calls, advertising, mailings, personal visits and attending appropriate industry conferences, and by utilizing commissioned sales agents.

     The Company intends that the basic sales approach should include:

     1. Introduction to the Process and its advantages, which include cost effectiveness, conversion to inert salable products, detoxification, reduction in volume and recovery of marketable products as well as the elimination of the need for conventional landfill disposal and its inherent "Cradle to Grave" and long-term environmental and financial liability.

     2. Economic feasibility studies performed by Company staff and its affiliate Swiss American Capital Management, Inc. (SwissAm).

     3. Commercial vitrification test and demonstration runs to be conducted by Company officers, employees and affiliated entities at the Niagara Falls demonstration facility with solid, inorganic, non-combustible waste material supplied by the customer. The customer or the Company depending on the nature of the project will cover the cost of demonstrations.

Construction/Operations
-----------------------

     Upon securing a commitment to purchase or build a plant, the Company intends to serve as overall project coordinator either as owner/operator for its own account or as representative of a third party, i.e. sublicensee, joint venture partner, purchaser etc.. The company will be assisting in locating and identifying an appropriate constructor (design/builder), and operator/maintenance organization.

     Wherever applicable, the Company intends to enter into joint ventures with current operators of either WTE facilities, fossil fueled power generation plants and operators of other residue generating facilities in order to contract for the actual operation of the vitrification facility.

Financing
---------

     There are three principal means to finance plant construction: (1) the user provides capital; (2) the Company arranges off balance sheet financing for its own account or on behalf of customers through Special Purpose Vehicles
(SPV) based on long-term, turn-key service contracts with the waste generator, long term supply contracts, and syndication; (3) joint ownership of plants between the Company and other entities.

     The choice of the financing of plant construction to use the Process will be negotiated separately with each customer. The Company will emphasize the implementation of "Merchant Plants" as described above where it will either own the plants through a SPV (wholly owned subsidiary) or will have a residual interest in the overall service agreement between the waste generator and the third party owner/operator. It is intended that SwissAm will arrange funding on behalf of third party customers as well as USE.

Competition
-----------

     Increasing public and governmental attention to MSW and Refuse Derived Fuel (RDF) combustion ash residue; mass burn combustion ash residue; biomass and coal flyash residue and environmental liability/regulatory compliance issues have stimulated research efforts and exploration of alternatives to landfill disposal. Many companies, research centers and universities are actively pursuing research and development activities, for the detoxification, conversion and reduction of solid waste to non-toxic, value added and beneficially reusable products.

     There are at least six technologies with variations on each being offered by more than 40 systems suppliers and developers worldwide. Some utilize electric energy, while others use oil, gas or coal/coke to supply the heat to melt ash/residue and other inorganic waste streams. This great interest by industry reflects the recognition of the worldwide need for a permanent solution and beneficial reuse of certain waste streams in lieu of interim ground burial. It is widely recognized that the permanent conversion and utilization of waste substances is the ideal solution to the owner disposal related liability issues.

     Management believes that the "Melt-All Cold-Top Process" is capable of addressing these problems in a technologically superior and cost effective manner. USE does not consider itself to be just another "systems supplier" but a provider of comprehensive services from waste processing to marketing and sales of products as owner, co-owner, joint venture partner or operator of the individual vitrification facilities.

     While no attempt has been made to assess the potential impact of all of these competitors and alternative technologies to U.S. Environmental's efforts, the major elements of known potentially competitive systems and methods are profiled below:

I. Mineral Electrode Conversion Process

     Management is presently aware of three insulating material supply companies in the United States operating their own proprietary design of electrode melting furnaces, using select mineral feedstock which is processed exclusively for the production of high-grade, high temperature ceramic fibers which are utilized primarily in the refractory industry.

     The Company believes that none of these companies have currently adapted or intend to market their furnaces for melting waste. However, such electrode melting processes may be adapted for such purposes, provided considerable plant modification and equipment replacements are undertaken and new materials are employed at potentially considerable cost and time.

     The production rate for high-grade ceramics for utilization in the refractory industry is a low production activity (less than ten tons per day) while the treatment of mineral waste materials of heterogeneous composition requires high volume production (from 100 to 600 tons per day).

II.     Ash/Residue Solidification/Fixation Processes

     Studies have shown that in some specific cases, MSW combustor ash residue which is presently disposed of in regulated landfills, may leach toxic heavy metals, primarily cadmium and lead, and at levels that potentially could contaminate the groundwater and thereby endanger human health and the environment.

     Various fixation technologies under development are designed to reduce the toxicity and mobility of the leachate from these combustor ash residues with the expectation to recover the treated material for resale. USE believes that to date there are few if any commercial and cost effective production plants in full-scale operation treating ash/residue and thereby completely avoiding landfill disposal. USE's management has not encountered any vitrification, fusion or thermal processes that is as cost effective as the Company's licensed melting process.

     Waste solidification, although not comparable to the Company's electric melting technology, is a physical and chemical engineered process in which the beneficial results of hazardous waste treatment are obtained primarily through the production of a monolithic product that has some structural integrity. The MSW ash/residue, both flyash and bottom ashes are blended together. The wastes' contaminants do not necessarily interact chemically with any added solidification agents (lime-silica, pozzalan, portland cement, kiln dust), instead they are mechanically locked (encapsulated) within the solidified matrix when mixed with water. The recovered material, when hardened, is used as substitute concrete which may be used selectively for paving.

     The major difference between the Company's technology and the solidification process are twofold. First, the significant quantity of additives required for waste solidification increases the volume of the final product while the Company's technology produces a substantial decrease in volume of more than 50%. Secondly, the Company's process produces permanent absorption of the heavy metals which eliminates the leaching of substances of environmental concern.

Government Regulations
----------------------

Solid Waste Disposal Regulation:

     Federal, state and local environmental laws govern discharges of pollutants to air and water and the transportation, storage, treatment and disposal of solid waste.

     These laws (1) establish standards governing most aspects of the scope and operation of the Company's electric melting facilities and (2) often require an array of regulatory permits before these facilities can be constructed, modified or operated. The efforts to obtain such permits can be time consuming and expensive and often can cause delays, including delays caused by third party appeals challenging permit issuance.

     Ideally, any vitrification facility would be integrated within the plant producing the ash/residue to be processed. The principal siting thrust of USE's management, is to locate the Company's vitrification facility including the furnace feedstock preparation, storage and retrieval system within the confines of the combustion plant, preferably contiguous with the building housing the ash/residue handling and/or the ash/residue refinement system.

     Such an ideal location of the vitrification facility would lead to superior integrated control of the total operation; simplify material (ash/residue) handling; prompt greater automation; reduces maneuvering space and usage of vehicles; provide better control of possible fugitive emissions; allow common disposal of residuals that can not be processed or recovered; more readily permit direct supply of power and integration of other utilities and environmental control systems.

     Additionally, by situating the vitrification facility within the combustion plant and depending on the existing permits under which the existing plant is operated, the permitting requirements and the application process might be substantially reduced resulting in considerably lower initial project expenditures which generally have to be born up front.

     Some of the environmental laws that the Company must abide by are the USEPA's "Clean Air Act and Clean Water Act" and their state equivalents which govern discharges of pollutants to air as well as the "Resource Conservation and Recovery Act" of 1976, as amended (RCRA) comprehensively governing the transportation, storage, treatment and disposal of solid waste. The "Comprehensive Environmental Response, Compensation and Liability Act" of 1980, as amended (CERCLA/Superfund) make the Company potentially liable for environmental contamination of land associated with its activities or properties.

Pending Legislation
-------------------

     Recent and proposed federal legislation could benefit the utilization of the Company's electric melting facilities and increase the waste generators awareness of alternative and more beneficial disposal methods of ash/residue than landfill disposal.

Current Projects
----------------

New Jersey Department of Environmental Protection (NJDEP)
---------------------------------------------------------

     On February 1 and March 11, 1997, Geotech, on behalf of the New Jersey Institute of Technology (NJIT), under contract to the NJDEP, conducted a test run for the melting and conversion of contaminated soil at the demonstration facility in Niagara Falls, NY. Several tons of soil contaminated with hexavalent chrome from two sites in New Jersey, representing residue from two types of chromate-ore processing, have been successfully processed with the Company's licensed technology and converted to inert, amorphous glass block and aggregate.

     The sites, from which the contaminated soils were obtained, had been selected by the NJDEP as part of an ongoing program to clean up over 150 hexavalent-chromium-contaminated sites throughout the state. The test run was performed in association with the USEPA's "Superfund Innovative Technology Evaluation" (SITE) program. The test run procedures and some preliminary findings were documented by the USEPA in their "Demonstration Bulletin" in August of 1997 and a final report was expected to be published by the end of the year.

Town of Hempstead, Long Island, New York
----------------------------------------

     In May of 1996, USE responded to a "Request for Proposal" (RFP) by the Town of Hempstead, Long Island, NY, in which the town was inviting vendors to submit proposals for the "Beneficial Reuse and Management" of combustion ash/residue from the American Ref-Fuel Waste-to-Energy (WTE) 2,500 tpd plant at Westbury, Hempstead.

     According to the RFP's tentative schedule, the town was due to award a contract to the selected bidder on August 22, 1996, or within 30 days after completing its evaluation process.

     After several extensions of its own deadline and before the evaluation process was completed, the Town of Hempstead was legally challenged by the Town of Brookhaven as to whether Hempstead has the right to end an existing "Inter Municipal Agreement" (IMA), commonly known as the "Ash for Trash" agreement.

      It is management's understanding, that subsequent to the legal challenge, the case was submitted to an independent arbitrator and a potential settlement of the dispute is still being negotiated.

Town of Babylon, Long Island, New York
--------------------------------------

     The Town of Babylon, Long Island, NY, owns a Waste-to-Energy facility with a capacity of handling up to 750 ton of MSW a day which produces approximately 200 tons of combustion ash/residue a day. Additionally, the town is under contract with other municipalities on the island to receive another 400 tons of combustion ash/residue from other WTE facilities in its landfill.

     In March of 1997, SwissAm submitted an economical proposal to the town for the implementation of a vitrification system that is initially capable of converting 400 tpd of combustion ash/residue into value added products.

      The planned vitrification facility would allow the town to preserve capacity within its landfill and simultaneously avoid having to dispose of its own ash/residue. The additional capacity will allow the town to prolong the economical life span of the landfill.

     Babylon has officially expressed its favorable consideration of the project in a letter of interest and during a follow-up meeting at the end of October 1997, several issues were identified which need to be resolved to the satisfaction of all parties involved in order to move the project forward.

     The Company intends to conduct a test run utilizing Babylon ash/residue at the beginning of 1998 in order to provide the regulatory authorities with new data and to produce an array of different end products.

     Management's expects, that such new data will allow the company to obtain a supplement to its existing "Beneficial Use Determination" (BUD) from the New York State Department of Environmental Conservation (NYDEC) allowing it to market within the State of New York a wider range of products made from converted WTE combustion ash/residue.

ITEM 2.     PROPERTIES


     The Company offices are currently located in 5,000 square feet of leased office space in a class "A" office building in Tampa, FL. The space is leased on a month to month basis and furnished to the Company under the Management Services Agreement with Swiss American Capital Management, Inc.

     The Company has a three year prepaid lease on the building which houses the commercial size demonstration facility located at 201 13th Street, Niagara Falls, New York.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is plaintiff in a pending litigation identified as (DEL) U.S. Environmental, Inc. v. Geotech Development Corporation (Geotech) and Thomas B. West and Thomas R. Tate and Thomas W. West and Philomena A. Dietrich, Civil Action 97-6339, in the United States District Court for the Eastern District of Pennsylvania.

     The Company seeks adjudication with respect to whether Geotech has a partial ownership interest in the Niagara Falls demonstration facility, the validity of certain cash and stock payments to certain former controlling persons of the company between 1990 and 1997 and certain infringements of various articles of the "Technology License Agreement" of October 13, 1989 and its subsequent amendments.

     The litigation is currently in a state of discovery and negotiations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5.     MARKET COMMON EQUITY AND RELATED STOCKHOLDER HOLDER MATTERS

Common Stock
------------

     The Company has been advised that there were at least three market makers trading the Company's common stock in the Over-The-Counter (OTC) market. After July 1990, the quotes were determined from the NASDAQ Electronic Bulletin Board under symbol "USEV." Such quotes reflect inter-dealer prices without retail markup, markdown or commission and are not necessarily representative of actual transactions and of the true value of the common stock.

     The following high and low bid quotes were obtained from the electronic "Bloomberg Financial Information System".


               Low Bid      High Bid
               -------      --------

1995
----
4th Quarter     $0.04        $0.13

1996
----
1st Quarter     $0.08        $0.17
2nd Quarter     $0.07        $0.10
3rd Quarter     $0.07        $0.20
4th Quarter     $0.07        $0.14

1997
----
1st Quarter     $0.05        $0.10
2nd Quarter     $0.02        $0.05
3rd Quarter     $0.125       $0.03
4th Quarter     $0.03125     $0.14

Shareholders
------------
     As of September 30, 1997, the Company had 1488 shareholders of record of its Common Stock.

Dividend Policy
---------------
     The Company has never declared a dividend and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to follow a policy of retaining earnings, if any, to finance the development and expansion of its business.

Transfer Agent
--------------
     American Stock Transfer & Trust Company of New York, NY is acting as the Company's Transfer Agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
        ------------------------------------------------------------

(A)  General
     -------

    The Company has had significant operating losses since inception resulting in an accumulated deficit of approximately $4,600,000.

     The previous management's strategies of marketing the Company's licensed technology, foremost as a vendor of vitrification systems and as a provider of limited operational and support services, could have resulted in substantial additional losses due to the lack of appropriate funding for the adaptation and implementation of the proprietary technology by its prospective customers as well as the limited financial incentives and benefits for the same.

     Since the change in management control of the Company on April 18, 1997, the new management has been actively promoting "turnkey" solutions in the form of "Merchant Plants". Such Merchant Plants offer the Company's prospective customers a range of comprehensive environmental and waste treatment services including the appropriate funding for such projects.

     This present strategy anticipates a more systematic introduction of the Company's technology and its commercial application providing its customers the necessary financial benefits and incentives to implement the technology.

FORWARD LOOKING PLAN OF OPERATIONS

     Although the Company has not yet generated sufficient revenues from its operations to be profitable, management anticipates that it's new strategy of marketing "Merchant Plants will yield profitable results and could lead to the implementation of its first vitrification system for a municipal client in the U.S. if appropriate funding can be secured.

     The additional working capital will be used for the further development of the Company's marketing efforts, improvement of its current technology and to continue its current projects.

     Some additional funds will also be needed for future test runs to comply with implementation protocols such as permitting, environmental impact studies, Beneficial Use Determinations (BUD etc. which are set forth by federal, state and local regulatory authorities. Particularly at state and local government level, such implementation protocols can vary significantly which potentially will require multiple test runs for projects in different regions.

     For certain end products, new markets will have to be established which will require adequate funding for research, marketing and to establish sales support services.

(B)  Liquidity and Capital Resources
     -------------------------------

Operating Activities
--------------------

     The Company's cash position at fiscal year end September 30, 1997, decreased to $18,179 from $351,713 at year end September 30, 1996. The reduction in cash can be attributed to the increase in operating expenses. This increase is due to the change in management's strategy to aggressively market turn key solutions to municipal and other public entities as opposed to previous expenditures on research and development directed toward systems and equipment development.

Investment Activities
---------------------

     Additionally, on November 22, 1996, the Company expended $250,000 for the acquisition of the demonstration facility at Niagara Falls, NY, as result of the bankruptcy proceedings against the previous owners Energy Fibers International Corporation.

Financing Activities
--------------------

     The Company's primary sources of funds to date have been proceeds from the sales of its securities, nominal interest income on such proceeds, convertible debenture loans, loans from affiliated and non-affiliated third parties, and from customer demonstration and research runs at the commercial sized demonstration facility in Niagara Falls, NY.

     The operating and investment activities for fiscal year ended September 30, 1997 were financed through the issuance of Company common stock which raised a total of $476,000.

      In the opinion of management, the Company does not have sufficient working capital to be able to implement its current "Merchant Plant" philosophy unless it is able to raise the necessary funds during fiscal year 1997/1998. Management is seeking capital from the sale of equity by means of private placements or other equity related private financing such as fixed income debentures with equity warrants attached and/or convertible notes, bridge loans and other borrowings.

(C)  Results of Operations
     ---------------------
SELECTED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

     The following presents selected financial information of the Company as of and for the periods ended September 30, 1997, September 30, 1996, and September 30, 1995. The information set below is qualified by, and should be read in conjunction with, the consolidated statements and related notes in their entirety.

Operations Data     Years ended September 30,      1997     1996     1995
                                                   ----     ----     ----
Revenue from operations                       $   5,000   $95,000  $150,000
Net development stage expenses                  708,591   467,778    68,542
Net loss                                     (1,371,188) (490,233)  (68,542)
Earnings/(Net loss per share)                     (0.24)    (0.14)   (0.002)


Balance Sheet Data Years ended September 30,    1997         1996        1995
                                                ----         ----        ----
Current assets                             $  34,846     $ 357,213  $  11,419
Total assets                               1,518,785     2,566,747  2,408,525
Current Liabilities                          260,602       611,043    558,278
Long term liabilities                        167,127       148,000    154,000
Shareholders' equity                      $1,091,056    $1,955,704 $1,805,247

     Subsequent to the change in control and appointment of new management (see May 9, 1997 8-K filing), the appointment of Independent Accountant was also changed to the firm of Pender Newkirk & Co. (see July 29, 1997 8-K filing) Several transactions of significant economic impact where recorded which materially affected both the Balance Sheet and Operating Statements.

     Extraordinary gain on forgiveness of debt in the amount of $154,181 represents the elimination of accrued liability net of income tax for management fees to Geotech Development Corporation. The income tax benefit in the amount of $98,600 represents the current portion of losses carried forward necessary to offset the tax liability generated. (see Notes to Consolidated Financial Statements #8)

     The Company continues to carry substantial income tax benefit in the amount of $4,637,900 as loss carryforwards. (See Consolidated Financial Statements note #8)

     A significant change in the Company's balance sheet is represented in the addition of the carrying value of the Pilot Plant at $250,000. This amount represents the amount paid for the asset as part of the settlement agreement on November 22, 1996. (see Notes to Consolidated Financial Statements note #4)

     The lease on the building which houses the Pilot Plant is owned by the Company. Prepaid rent on this lease is accounted for in the Consolidated Financial Statement Balance Sheet as both a current asset and as other assets representing the long term portion. The rent is prepaid to November 22, 1999 and represents a value of $36,252.

     The substantial increase in net loss is primarily due to changes in accounting policies implemented by management. (see Notes to Consolidated Financial Statements note #2)

     Interest expense in the amount of $122,341 represents previously unrecorded accrued interest on outstanding notes payable. The accrued interest and part of the principal balance was forgiven in lieu of shares authorized to Maria Sepe and Ernest Micciche.(see Consolidated Financial Statements Balance Sheet - Stock payable)

    Loss on impairment of assets in the amount of $793,770 represents the realization of the write off of assets for patents. (see Notes to Consolidated Financial Statements note #2 and #5). These two items account for the majority increase in net loss.

     The Company's net development stage expenses for 1996 were $467,778 which includes $187,589 of depreciation as compared to the Company's net development stage expenses for 1997 which were $708,591 which includes $201,721 of depreciation. Aside from the increase in non-cash depreciation expense, the majority increase in development stage expenses can be attributed to costs associated with new management's aggressive Marketing efforts which include the design of a new logo, development of point of sale literature and brochures, third party marketing material printing costs and numerous presentations to municipalities and regulatory agencies in the states of New York, New Jersey, Pennsylvania and Florida.

     Research and development expenses declined from $112,512 in 1996 to zero or 1997 as the Company conducted no test runs.

     Revenues from demonstration fees in 1996 were $95,000 as compared to $5,000 in 1997. The fees generated in 1997 as a result of the use of the Pilot Plant by Geotech were not realized and were subsequently deemed not collectable and charged off.

     Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS

     See annexed financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the relocation of the Company's main corporate offices to Tampa, Florida, on July 29, 1997, the Board of Directors recommended and approved the dismissal of its principal accountant, Stan A. Metter, CPA, and to engage Pender Newkirk & Co., a local firm (Incorporated by reference on Form 8-K filed on July 29, 1997, SEC File No. 33-25969NY)

There were no disagreements on accounting and financial disclosure with the Company's current principal accountants.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company during fiscal 1997 prior to April 18, 1997 were as follows:

Name                   Age       Position With the Company
----                   ---       -------------------------
Thomas B. West *       67        Chief Executive Officer and
                                 Director (Chairman of the Board)
Thomas R. Tate *       61        President and Director
Philomena Dietrich*    58        Secretary, Treasurer and
                                 Chief Financial Officer
Karl G. Fassnacht*     46        Director
Karen von Dreusche*    41        Director
Jack B. Dietrich *     61        Director
Maurice Spatt*         48        Director
Thomas W. West*        42        Vice President Design Engineering,
                                 Purchasing Manager
Max Schmid             38        Director

     The above directors marked with an asterisk (*) have resigned either on or before April 18, 1997 as part of the restructuring and re-capitalization of the Company.

     On April 18, 1997, Max Schmid, the sole remaining director of the Company, appointed Thomas Dolan and Robert Lewis to the Board of Directors of the Company in accordance with the Company's By-laws requiring a minimum of three directors.

    As of April 18, 1997, the directors and officers of the Company are as follows:

Name                   Age      Position with the Company
----                   ---      -------------------------
Max P. Schmid          38     President and Director (Chairman of the Board)
Thomas P. Dolan        44     Secretary, Director
Robert W. Lewis Jr.    43     Chief Financial Officer, Treasurer, Director

     All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

     MAX P. SCHMID, Chairman of the Board, President, is a native of Switzerland and Italy. He graduated from Neue Sprach-und Handelschule, Basle, Switzerland with a degree in Business Finance and Business Administration. Mr. Schmid started his professional career in 1978 as a stock trader with Union Bank of Switzerland (UBS). In 1982, Mr. Schmid was transferred to UBS Securities, Ltd., London. During his 10 year stay in London, Mr. Schmid was also engaged by Bank of America Intl., Ltd. and Credit Suisse First Boston
(CSFB) Ltd., where he was responsible for the syndication and trading of equity, equity linked and fixed income securities new issues. In his capacity as a member of the CSFB syndication team, Mr. Schmid participated in numerous lead managements of international primary and secondary securities offerings. Mr. Schmid is a direct representative of the majority shareholder Kilgarvan.

     THOMAS P. DOLAN, Secretary, Mr. Dolan has over 16 years of experience in investment banking and was employed with various responsibilities by investment and commercial banks such as First Boston Corp., New York, and Banque Nationale de Paris (BNP), London and Paris. His professional background includes structured bond trading, structured proprietary risk arbitrage trading, risk management, strategic investment management for internal trust departments. Mr. Dolan has over 10 years of international experience overseas and worked in major financial centers including, New York, London, Paris and Chicago.

     ROBERT W. LEWIS, Jr., Director, Chief Financial Officer and Treasurer, a graduate of the Indiana University School of Business, began his career in the Financial Services Industry as an Examiner for the Federal Deposit Insurance Corporation (FDIC). Robert Lewis received his commission as an examiner from the Board of Directors of the Federal Reserve in 1978, to conduct supervisory examinations of commercial banks. Subsequent positions included Manufacturers Financial Group as a Managing Associate of their Registered Investment Advisory division as well as Equity Coordinator of their Broker Dealer operation.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Based upon a review of Forms 3,4 and 5 and amendments thereto, the company has ascertained that Kilgarvan Investment & Holding Company which currently holds 51% of the outstanding shares of the Company common stock has not filed the requisite disclosure forms.

ITEM 10.     EXECUTIVE COMPENSATION

(A)  General
     -------

     During the fiscal years ended September 30, 1995-1997 the Company had no employment contracts with employees or management. Members of the Board of Directors were compensated for their efforts with shares of the Company's common stock as outlined in the following table:

(b)  Summary Compensation Table

                                                  Long Term Compensation
                     Annual Compensation         Awards           Payouts
                     -------------------         ----------------------------
(a)        (b)      (c)    (d)      (e)      (f)        (g)          (h)       (i)
Name                      Other    Other               Securities              All
and                       Annual   Annual  Restricted  Underlying    LTIP     Other
Principal                 Compen-  Compen-   Stock     Options/SARs  Payouts  Compen-
Position   Salary  Bonus  sation   sation    Award(s)    (#)           ($)    sation
             ($)    ($)     ($)      ($)      ($)                               ($)
---------  ------  -----  -------  ------- ----------  ------------  -------  -------
Thomas B.   1994/5  -0-    -0-       -0-    322,000       3,000        -0-       -0-
West        1995/6  -0-    -0-       -0-    336,000      26,880        -0-       -0-
CEO/        1996/7  -0-    -0-       -0-     46,000       4,368        -0-       -0-
Chairman

Max P.      1996/7  -0-    -0-       -0-     12,000        -0-         -0-       -0-
Schmid,
President

(c)     Option/SAR Grants Table - not applicable

(d)     Aggregated Option/SAR Exercise and FY-End Options/SAR Values -

        not applicable

(e)     Long-Term Incentive Plan ("LTIP") Awards Table - not applicable

(f)     Compensation of Directors

     Company Directors did not receive any cash compensation for their services during the fiscal years ending September 30, 1995-1997.

       (1)   Standard Arrangement

     The members of the Board of Directors received 10,000 shares annually for serving as directors and 12,000 shares for every attended meeting of the board.

(g) Employment Contracts and Termination of employment and Change-in-Control Arrangements not applicable

(h)    Report on Pricing of Options/SARs - not applicable

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth as of September 30, 1997 certain information with regard to the record and beneficial ownership of the company's Common Stock by (a) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock:

(a) Security Ownership of Certain Beneficial Owners


Title of        Name and Address of      Amount and Nature      Percent of
Class           Beneficial Owner         Beneficial Owner       Class
________        ___________________      _________________     __________

Common          Kilgarvan Investment &        41,541,231          51.0%
                Holding, Ltd.
                4th Floor, Dollard House
                Wellington Quay
                Dublin 2
                Ireland


(b) Securities Ownership of Management

Title of        Name and Address of      Amount and Nature      Percent of
Class           Beneficial Owner         Beneficial Owner       Class
________        ___________________      _________________     __________
Common          Max Schmid                   12,000             0.015%
                60 Woodglen Court
                Oldsmar, FL 34677


     All officers and Directors as a group (3 persons)          0.015%
and old Directors (3 persons)

(c) Changes in Control

     The information required by this item is incorporated in the company's report on Form 8-K which was filed on July 7, 1997.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Geotech, Management and Service Fee Agreement
---------------------------------------------------------------------

     Effective October 1, 1995, The Company and Geotech Development Corporation, Ohio (Geotech) entered into a new "Management and Service Fee Agreement" whereby the Company agreed to pay Geotech $10,000 per month for providing personnel, management, office space, furniture, office equipment etc. and other support services.

     The Company also agreed to pay Geotech 10% (ten percent) of the gross funds received including but not limited to sales and services, loans, investor funds, private placement stock sales, and the issuance of convertible debentures.

     Placement fees of $4,250 were paid to Geotech relating to the exercise of the conversion in the convertible note during August 1996. An additional $50,000 was paid to Geotech relating to 6,333,746 shares sold in September 1996.

     On September 30, 1996, the Company owed Geotech $257,548 for consulting fees, other expenses, and monthly management fees as a result of the October 1, 1995 and previous similar agreements. On February 20 1997, Geotech agreed to terminate the "Management and Service Fee Agreement". Geotech was paid $170,000 for the period October 1, 1995 - February 28, 1997. All other fees owed to Geotech were forgiven which resulted in an extraordinary gain of $252,781.

     It is the Company's understanding that Geotech is controlled and/or owned by Thomas B. West, Tomas R Tate and Philomena A. Dietrich who were all members of the Company's management and Board of Directors until February 20, 1997.

The Company has currently no affiliation with Geotech other than by the nature of the "Technology License Agreement" as stipulated in this report under PART 1, ITEM 1 (B)(BUSINESS OF ISSUER)(Technology License).

Tully Construction, Joint Venture
---------------------------------

      On June 4, 1996, the Company entered into a 50/50 joint venture agreement with Tully Construction Co. (Tully) of Flushing, New York for the purpose to jointly submit a proposal for the construction of a vitrification facility in response to a "Request for Proposal" for "Ash Management Services" by the Town of Hempstead, Long Island, New York.

      Tully was granted options for a total of 10,000,000 shares the Company's Common Stock at $0.125 (1/8) exercisable in increments of minimum 2,000,000 shares each on August 1, September 1, October 1, November 1, and December 1, 1996 respectively or at any time during the aforementioned period in increments in excess of the minimum of 2,000,000 shares of Common Stock each. Tully elected not to exercise these options and the options rights subsequently expired on December 31, 1996.

      The joint venture partner is not affiliated with the Company in any manner other than by this joint venture agreement.



Kilgarvan Investment & Holding, Ltd., Stock Subscription Agreements
-------------------------------------------------------------------

      In September 1996, the Company entered into a three-phase stock purchase agreement with Kilgarvan Investment & Holding, Ltd. (Kilgarvan), Dublin, Ireland, an outside investor.

     The Agreement committed Kilgarvan to a total stock purchase to equal 40.47% of the Company's fully diluted shares of Common Stock for an aggregate amount of $4.0 million. The purchase was to take place in stages based on the occurrence specified events and within certain periods of time.

     The Agreement gave Kilgarvan also the option to purchase an additional 12,000,000 shares of Company Common Stock as part of a forth and final funding at a share price that was not to exceed $2.00 per share and to give the investor a 51% controlling stake of the Company's fully diluted voting stock. The operating capital from the equity purchases by Kilgarvan was to be used to expand the Company's efforts to further develop its marketing and sales effort for the implementation of vitrification plants.

     The initial purchase (Phase 1) of 6,333,746 shares of Common Stock was for $500,000 giving Kilgarvan an 14.53% stake of the fully diluted equity security of the Company. The company paid $60,000 in costs and issued 300,000 shares of Common Stock in connection with this purchase.

     On April 17, 1997, due to disagreements between the Company's former management, directors and Kilgarvan as to the Company's performance as stipulated in the September 1996 stock purchase agreement as well as the usage of proceeds of the initial funding, the Company terminated the existing agreement prior to its completion of the second, third and optional forth phase and replaced it with a new subscription agreement.

     The new stock purchase agreement dated April 17, 1997, increased Kilgarvan's interest to 51% of the fully diluted equity securities of the Company. The company issued 30,447,394 shares of Company Common Stock for $326,000.

     The subscription agreement provides the investor with an anti-dilution clause to retain its 51% stake on a fully diluted basis up to the point when all 100 million authorized shares haven been issued. In September 1997, additional 4,760,091 shares of Company Common Stock were issued to the investor pursuant to this clause. Subsequent to fiscal year end September 30, 1997, the Company reserved and additional 1,144,898 shares to be issued in accordance with the anti-dilution clause.

Commodity Trade, Ltd., Stock Subscription Agreement
---------------------------------------------------

     In November of 1996 the Company pursuant to Regulation S issued 2,000,000 shares of Company Common Stock to Commodity Trade, Ltd., Gibraltar, a foreign outside investor for $150,000. The proceeds of this transaction were allocated towards the purchase of EFIC's interest in the demonstration facility at Niagara Falls, New York as part of the bankruptcy proceedings against EFIC. As part of the acquisition the Company also prepaid a three-year lease for the exclusive use of the building housing the demonstration facility.

Basle Holdings, Ltd.
--------------------

     The Company issued 300,000 and 100,000 shares of Company Common Stock to Basle Holdings, Ltd., Bermuda, a related company for the years ended September 30, 1996 and 1997 respectively. The company provided financial consulting services and assisted the Company in obtaining working capital. These services for which Basle Holdings received 400,000 shares as a finder's fee were valued at $23,700 and $7,500 for the years ended September 30, 1996 and 1997 respectively.

Change in Management and Appointment of new Directors
-----------------------------------------------------

     As part of the restructuring and refinancing process at the beginning of the reporting year ending September 30, 1997, the entire management and Board of Directors with the exception of Max Schmid, a representative of Kilgarvan, resigned on or before April 17, 1997.

     Subsequently, two new members, Thomas P. Dolan and Robert W. Lewis, Jr. were appointed to the Board of Directors and as executive officers of the Company. Details and personal information regarding Mr. Schmid, Mr. Dolan and Mr. Lewis can be found in Part III, ITEM 9 of this report.


Swiss American Capital Management, Inc., Financing Agreement
------------------------------------------------------------

     On November 20, 1996, The Company entered into a "Financing Agreement" with Swiss American Capital Management, Inc. (SwissAm) of Tampa, Florida, an affiliated company.

     Pursuant to the financing agreement, the Company grants SwissAm the right of first refusal for any vitrification plant project requiring financing. Prior to the Company submitting an offer, responding to an RFP or other bids and offers for the development of a vitrification facility and the relating service agreements, the Company will provide SwissAm with all relevant project related information and allow SwissAm a 90-day period for evaluation as to whether it is willing to undertake the project financing.

     In the event that SwissAm accepts the terms and conditions of the offer, RFP bid, tender etc., SwissAm shall have the right and the obligation to finance the respective project. In exchange for financing, the Company assigns all its interests in the project including the related service contracts and other agreements to SwissAm, its Special Purpose Vehicle (SPV) or its assigns.

     Should SwissAm not accept the Company's proposal during the 90-day evaluation period, then company then has the right to explore alternative financing options.

     Upon successful financing of a vitrification project, the Company will receive 40% of the project development contract value as down payment. The remainder shall be made available to the company in increments of 10% of the development contract value every 60 days thereafter. During the development and construction phase of any vitrification facility, the Company shall receive a management fee.

     The Board of Directors of SwissAm and its executive officers, Mr. Max P. Schmid, Chairman & CEO, Mr. Thomas P. Dolan, President and Director, and Mr. Robert W. Lewis, Jr., CFO and Director, are the same as the Board of Directors and the executive officers of the Company. The Company and SwissAm are currently sharing office space at the same facilities in Tampa, FL.

Swiss American Capital Management, Inc., Management Agreement
-------------------------------------------------------------

     On April 18, 1997, the Company entered into a "Management Agreement" with Swiss American Capital Management, Inc. (SwissAm). Under the terms of this agreement, SwissAm is providing support for general management and operations including budgeting, accounting and control systems, reporting, regulatory compliance, sales and marketing efforts and provide specialized expertise through its duly licensed and competent personnel.

      SwissAm also provides the Company with office space and logistics such as computers, communications equipment etc. The Company paid $254,649 in management fees to this related company.


Louis & Maria Sepe, Ernie Micciche, Satisfaction of Debt
--------------------------------------------------------

     On September 29, 1997, in its efforts to reduce the company's long-term liabilities, the Company was able to satisfy and/or to restructure some of its outstanding debt with the creditors listed below as follows:

     Ernie Micciche
     --------------
     In exchange for the original promissory note in the principal amount of $16,646, due on June 17, 1992, and forgiveness of $15,981.46 in accrued interest since the date of issuance, the Company issued 100,000 unrestricted shares of Company Common Stock to the above creditor. The shares were valued at $0.326 each.

     Louis & Maria Sepe
     ------------------
     Louis & Maria Sepe's original notes in the combined principal amount of $66,187 were replaced with a new, non interest-baring note of $66,000. The new principal amount is to be repaid over a period of 33 months at a rate of $2,000 a month, commencing October 15, 1997.

     In exchange for forgiveness of the accrued interest on the original notes in the combined amount of $92,313, the Company issued 1,000,000 restricted shares of Company Common Stock. The shares are restricted for a period of two years from the date issuance and their voting rights have been assigned to the Board of Directors of the Company. The shares have been valued at $0.093 each.



ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

DOCUMENTS FILED AS PART OF THIS REPORT
--------------------------------------
     Financial Information
          See Index to Financial Statements on Page F-1

     Financial Statement Schedules
          Supplemental schedules are omitted because they are not required, inapplicable or required information is shown in the financial statements or notes thereto.

     Exhibits
     --------

   3.1* Certificate of Incorporation of Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   3.2* Amended Certificate of Incorporation of Company (Exhibit to Registrant's Form S-18 Registration statement, SEC File No. 33-95969NY)


   3.3* By-Laws of the Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   3.4* Acquisition Agreement between Windfall Capital Corp. and the Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   10.1* Amended and Restated Technology License Agreement between the Company and Geotech Development Corporation, et al, dated October 13, 1989 (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   10.2* First Supplement to Amended and Restated Technology License Agreement between Company and Geotech Development Corporation, et al, dated October 16, 1989 (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   10.3* The Acquisition of U.S. Waste Conversion International, Inc. (formerly Windfall Capital Corp.)(Incorporated by reference on Form 8-K filed on October 18, 1989)

   10.4* Agreement of Sale between Registrant and Frank Franza regarding the "Metal Separation Patent" (Incorporated by reference on Form 10-Q for quarter ended March 31, 1990)

   10.5* Purchase Agreement between the Registrant and Geotech Development Corporation regarding Niagara Falls Demonstration Plant Incorporated by reference on Form 8-K on May 31, 1990)

   10.6* Second Supplement to "Amended and Restated License Agreement" between the Registrant and Geotech Development Corporation dated May 31, 1990 (Incorporated by reference on Form 8-K on May 31,
           1990)


   10.7* Asbestos Guard International License Agreement dated December 24, 1990 between the Registrant and Asbestos Guard International Joint Venture (Incorporated by reference on Form 10-Q for quarter ended December 31, 1990)

   10.8* Carl Massara Agreement (Incorporated by reference on Form 10-Q for quarter ended March 31, 1991)


   10.9* Amendment to Purchase Agreement (Incorporated by reference on Form 10-Q for quarter ended June 30, 1991)

   10.10* Third supplement to "Amended and Restated License Agreement" between the Registrant and Geotech Development Corporation dated October 18, 1991 (Incorporated by reference on Form 10-K for fiscal year ended September 30, 1991)

   10.11* Agreement dated December 9, 1991 between the Registrant and "Noel Drago and Associates (Incorporated by reference on Form 8-K filed November 9, 1992)

   10.12* Agreement leading to "Change of Control" dated September 22, 1992 modifying the agreement dated December 9, 1991 (Incorporated by reference on Form 8-K filed on November 9, 1992)

   10.13* Agreements for restructuring and/or satisfaction of outstanding "Convertible Notes" (Incorporated by reference on Form 10-Q for quarter ended June 30, 1993)

   10.14** Fourth Supplement to Amended and Restated License Agreement between the Registrant and Geotech Development Corporation effective September 30, 1995.

   10.15** "Management and Service Fee Agreement" between Registrant and
           Geotech Development Corporation dated October 1, 1995

   10.16** "Joint Venture Agreement" between Registrant and Tully Construction
           Company dated June 4, 1996

   10.17** Subscription Agreement for the purchase of shares of Company Common
           Stock between Registrant and Kilgarvan Investment & Holding, Ltd., an outside investor, leading to change of control, reorganization of Board of Directors and appointment of new Executive Officers of Registrant (Incorporated by reference on Form 8-K filed on May 9,
           1997)

   10.18** Subscription Agreement for the purchase of Company Common Stock between Registrant and Commodity Trade, Ltd., an outside investor, dated November 20, 1996

   10.19** "Financing Agreement" between Registrant and Swiss American Capital
           Management, Inc. dated February 1, 1997

   10.20** "Management Agreement" between Registrant and Swiss American Capital
           Management, Inc. date April 18, 1997.

   10.21** "Satisfaction and/or conversion of Long-Term Debt" between Registrant and Ernie Micciche, and Louis and Maria Sepe, both dated September 29, 1997

  16.1 * Change of certifying accountant (Incorporated by reference on Form 8-K filed July 29, 1997)

  24.1 ** Irrevocable Proxy between Registrant and Louis Sepe dated September 29, 1997
--------------------------------------
          *     - Except as noted, all exhibits have been previously filed
          **    - Filed herewith

(b) Reports on Form 8-K
    -------------------

       1.  Report on Form 8-K, Date of earliest event reported:
           February 20, 1997, filed March 21, 1997

       2.  Report on Form 8-K, Date of earliest event reported:
           May 9, 1997, filed July 8, 1997

       3.  Report on Form 8-K, Date of earliest event reported:
           July 29, 1997, filed August 5, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. ENVIRONMENTAL, INC.
                                            (Registrant)

Date: March 10, 1998

                                            /S/  Max P. Schmid
                                            --------------------------------
                                            Max P. Schmid, President,
                                            Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            U.S. ENVIRONMENTAL, INC.
                                            (Registrant)

Date: February 27, 1998

                                            /S/  Max P. Schmid
                                           -----------------------------
                                           Max P. Schmid, Director


                                            /S/  Thomas P. Dolan
                                           ------------------------------
                                           Thomas P. Dolan, Director


                                            /S/  Robert W. Lewis, Jr.
                                           ------------------------------
                                           Robert W. Lewis, Jr., Director

                       Consolidated Financial Statements

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                       (A Development Stage Enterprise)

                    Years Ended September 30, 1997 and 1996
                        Independent Auditors' Report

               (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                    Consolidated Financial Statements

                  Years Ended September 30, 1997 and 1996





                               Contents



Independent Auditors' Report on Consolidated Financial Statements       F1-F2

Consolidated Financial Statements:

     Balance Sheets                                                        F3
     Statements of Operations                                              F4
     Statement of Changes in Stockholders' Equity                       F5-F8
     Statements of Cash Flows                                          F9-F10
     Notes to Consolidated Financial Statements                       F11-F25

                        Independent Auditors' Report



Board of Directors and Stockholders
(DEL) U.S. Environmental, Inc. and Subsidiary
(A Development Stage Enterprise)
Tampa, Florida


We have audited the accompanying consolidated balance sheet of (DEL) U.S. Environmental, Inc. and Subsidiary (a development stage enterprise) as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of U.S. Environmental, Inc. and Subsidiary. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

The financial statements of (DEL) U.S. Environmental, Inc. and Subsidiary for the year ended September 30, 1996 were audited by other auditors whose report was dated October 30, 1996 and included an explanatory paragraph that described the uncertainty of the realization of the license agreement, the Company's ability to resolve liquidity problems, and the Company's ability to generate revenues sufficient to result in future profitable operations.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Notes 1, 2, and 3, the Company is in the development stage with its principal activities being negotiating, obtaining, and marketing a solid and hazardous waste treatment technology for the purpose of future commercial application. The Company has sustained substantial losses in prior years. Its current
liabilities exceed  current  assets   by approximately $226,000 and it has no
significant revenues.  These issues


                                                                           F1
raise substantial doubt about the Company's ability to continue as a going concern. Its major asset is a license agreement stated at approximately $1,227,000. Realization of this and substantially all of the Company's assets is dependent upon the Company's ability to resolve liquidity problems, future sales of technology, and the ability of the Company to generate revenues sufficient to result in future profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of (DEL) U.S. Environmental, Inc. and Subsidiary as of September 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Pender Newkirk & Co.
Certified Public Accountants
Tampa, Florida
November 13, 1997




















                                                                         F2

               (DEL) U.S. Environmental, Inc. and Subsidiary
                     (A Development Stage Enterprise)
                             Balance Sheet
                           September 30, 1997


Assets
Current assets:
     Cash                                                       $     18,179
     Prepaid rent                                                     16,667
                                                                      ------
Total current assets                                                  34,846
                                                                      ------
Property and equipment, net of accumulated depreciation              237,755
                                                                     -------
Other assets:
     License, net of accumulated amortization                      1,226,599
     Prepaid rent and other assets                                    19,585
                                                                      ------
Total other assets                                                 1,246,184
                                                                   ---------
                                                             $     1,518,785
                                                                   =========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                            $     7,582
     Current portion of notes payable and long-term debt             178,000
     Accrued interest                                                 75,020
                                                                      ------
Total current liabilities                                            260,602
                                                                     -------
Long-term liabilities:
     Notes payable, net of current maturities                         42,000
     Stock payable                                                   125,127
                                                                     -------
Total long-term liabilities                                          167,127
                                                                     -------
Stockholders' equity:
     Common stock; $.0001 par value; 100,000,000 shares
          authorized; 81,453,394 shares issued and outstanding         8,145
     Additional paid-in capital                                    5,728,352
     Deficit accumulated during the development stage             (4,645,441)
                                                                   ---------
Total stockholders' equity                                         1,091,056
                                                                  ----------

                                                             $     1,518,785
                                                                   ---------



Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements.             F3

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                       (A Development Stage Enterprise)

                            Statements of Operations

                                                            February 18, 1988
                                  Year Ended September 30,    (Inception) to
                                      1997          1996    September 30, 1997
                                    --------------------    ------------------
                                                                (Unaudited)

Revenue from demonstration fees      $5,000      $95,000         $ 280,000
                                      -----       ------           -------
Development stage expenses:
     Research and development                    112,512           169,020
     General and administrative     511,870      262,694         2,506,017
     Depreciation and amortization  201,721      187,572         1,600,464
                                    -------      -------         ---------
Total development stage expenses    713,591      562,778         4,275,501
                                    -------      -------         ---------
Net development stage expenses      708,591      467,778         3,995,501
                                    -------      -------         ---------
Other income (expenses):
     Interest expense              (122,341)     (22,455)         (144,796)
     Interest income                    733                          2,162
     Miscellaneous income                                            2,500
     Loss on impairment of assets  (793,770)                      (798,658)
                                    -------      -------         ---------
Total other income (expenses)      (915,378)     (22,455)         (938,792)
                                    -------      -------         ---------
Net loss before income taxes and
     extraordinary gain          (1,623,969)    (490,233)       (4,934,293)

Income tax benefit                   98,600                        112,700
                                    -------      -------         ---------

Net loss before
extraordinary gain               (1,525,369)    (490,233)       (4,821,593)

Extraordinary gain on
forgiveness of debt
(net of income tax of $98,600)      154,181                        176,152
                                    -------      -------         ---------
Net loss                        $(1,371,188)   $(490,233)      $(4,645,441)

Loss per common share:
     Loss before extraordinary gain  $(.027)      $(.014)           $(.180)
     Extraordinary gain on
        forgiveness of debt            .003                           .007
                                    -------      -------         ---------
     Net loss per common share     $  (.024)     $ (.014)          $ (.173)

Weighted average common shares
     outstanding                 57,952,303   36,193,892        26,791,901
                                 ==========   ==========        ==========


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements.             F4

                (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Equity

       For the Period February 18, 1988 (Inception) to September 30, 1997

                                                         Deficit
                           Common Stock                Accumulated
                         Shares    $.0001  Additional   During the
                       Issued and    Par    Paid-In    Development  Treasury  Subscriptions     Total
                       Outstanding  Value    Capital     Stage       Stock      Receivable
Initial Issuance of    -----------  -----  -----------  -----------  --------  ------------     ------
 common stock,
 2/18/88 (inception)
 through 7/31/88*        2,025,000   $203     $5,097                                            $5,300
                       -----------  -----  -----------  -----------  --------  ------------     ------
Balance, 9/30/88*        2,025,000    203      5,097                                             5,300

Sale of common stock
 with redeemable
 warrants in 8/89*      1,000,000    100      40,100                                            40,200
Shares issued by USE
 in connection with
 pooling of interest*  20,000,000  2,000     359,608                             $(25,000)     336,608

Net loss, year ended
 9/30/89*                                                 (195,462)                           (195,462)
                       -----------  -----  -----------  -----------  --------  ------------    -------
Balance, 9/30/89*       23,025,000  2,303    404,805      (195,462)               (25,000)     186,646

Shares donated          (1,000,000)  (100)       100
Share issued in
 exchange for warrants*  1,000,000    100       (100)
Issuance of stock to
 be held as treasury
 stock*                  3,000,000    300                             $(300)
Shares issued in
 exchange for securities
 (subject to mandatory
 redemption)*              500,000
Shares issued for
 patent rights*            300,000     30
1,124,970                                        1,125,000
Shares issued for
 plant & equipment*        200,000     20          999,980                                   1,000,000
Shares issued for
 license agreement*        400,000     40
1,999,960                                        2,000,000
Shares issued for
 services*                  58,700      6              994                                       1,000
Shares issued for cash*      1,000                     500                                              500
Collection for
 subscriptions receivable*                           1,500                       25,000         26,500
Net loss, year ended
 9/30/90*                                                  (481,972)                          (481,972)
                       -----------  -----  -----------  -----------  --------  ------------    -------
Balance, 9/30/90*       27,484,700  2,699   4,532,709      (677,434)     (300)               3,857,674

*Unaudited


                                                                        F5

                (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Equity

       For the Period February 18, 1988 (Inception) to September 30, 1997

                                                         Deficit
                           Common Stock                Accumulated
                         Shares    $.0001  Additional   During the
                       Issued and    Par    Paid-In    Development  Treasury  Subscriptions     Total
                       Outstanding  Value    Capital     Stage       Stock      Receivable
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/90*       27,484,700  2,699   4,532,709     (677,434)      (300)               3,857,674

Issuance of stock to
 be held as treasury
 stock*                 13,000,000  1,300                              (1,300)
Shares issued for
 services*               2,775,000    277     82,913                                            83,190
Shares issued for
 license agreement*      1,500,000    150    299,850                                           300,000
Conversion of note
 payable*                   35,166      4      4,996                                             5,000
Shares issued for cash*     20,000      2      4,998                                             5,000
Cancellation of
 treasury stock*       (10,000,000)(1,000)                             (1,000)
Acquisition of
 treasury stock in
 exchange for plant
 and equipment (200,000
 shares)*                                                            (866,667)                (866,667)
Other*                        300
Net loss, year ended
 9/30/91*                                                 (624,085)                           (624,085)
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/91*       34,815,166  3,432  4,925,466    (1,301,519)  (867,267)               2,760,112

Cancellation of
 treasury stock*        (6,000,000)  (600)                                600
Return of shares issued
 for executive signing
 bonus*                   (250,000)   (25)                                                        (25)
Shares issued for cash*  1,700,000    170     269,830                                          270,000
Conversion of notes
 payable*                  273,997     27      44,973                                           45,000
Costs incurred in
 connection with issuance
 of common stock*                             (50,000)                                         (50,000)
Shares issued for
 services*                 250,000     25                                                           25
Retirement of
 treasury stock*          (200,000)   (20)   (866,647)                866,667
Cancellation of
 redeemable shares issued
 for securities*          (500,000)
Shares issued for
 termination of
 intermediary agreement* 3,000,000    300     239,700                                          240,000
Net loss, year ended
 9/30/92*                                                  (508,589)                          (508,589)
                       -----------  -----  -----------  -----------  --------  ------------    -------
Balance, 9/30/92*       33,089,163  3,309   4,563,322    (1,810,108)                         2,756,523

*Unaudited























                                         F6

                (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Equity

       For the Period February 18, 1988 (Inception) to September 30, 1997

                                                         Deficit
                           Common Stock                Accumulated
                         Shares    $.0001  Additional   During the
                       Issued and    Par    Paid-In    Development  Treasury  Subscriptions     Total
                       Outstanding  Value    Capital     Stage       Stock      Receivable
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/92*       33,089,163  3,309   4,563,322    (1,810,108)                         2,756,523


Shares issued for cash*    200,000     20     19,980                                            20,000
Conversion of note
 payable*                   25,000      2      4,998                                             5,000
Costs incurred in
 connection with issuance
 of common stock*                            (17,022)                                          (17,022)
Shares issued for
 management services*      550,000     55                                                           55
Shares issued for
 services*                 100,000     10      9,990                                            10,000

Net loss, year ended
 9/30/93*                                                 (682,402)                           (682,402)
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/93*       33,964,163  3,396  4,581,268    (2,492,510)                          2,092,154

Shares issued for cash*    300,000     30     49,470                                            49,500

Net loss, year ended
 9/30/94*                                                 (222,968)                           (222,968)
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/94*       34,264,163  3,426  4,630,738    (2,715,478)                          1,918,686

Shares issued for
 services*               1,026,000    103                                                          103

Net loss, year ended
 9/30/95*                                                  (68,542)                            (68,542)
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/95*       35,290,163  3,529  4,630,738    (2,784,020)                          1,850,247


Shares issued for
 services*               1,468,000    147    117,293                                           117,440
Conversion of notes
 payable*                  500,000     50     42,450                                            42,500
Shares issued for cash*  6,333,746    633    499,367                                           500,000
Costs incurred in
 connection with issuance
 of common stock*          300,000     30    (64,280)                                          (64,250)

Net loss, year ended
 9/30/96*                                                  (490,233)                          (490,233)
                       -----------  -----  -----------  -----------  --------  ------------    -------
Balance, 9/30/96*       43,891,909  4,389   5,225,568    (3,274,253)                         1,955,704

*Unaudited






















                                         F7

                (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Equity

       For the Period February 18, 1988 (Inception) to September 30, 1997

                                                         Deficit
                           Common Stock                Accumulated
                         Shares    $.0001  Additional   During the
                       Issued and    Par    Paid-In    Development  Treasury  Subscriptions     Total
                       Outstanding  Value    Capital     Stage       Stock      Receivable
                       -----------  -----  -----------  -----------  --------  ------------  ---------
Balance, 9/30/96        43,891,909  4,389   5,225,568    (3,274,253)                         1,955,704

Shares issued for cash  37,207,485   3,721   472,279                                           476,000

Shares issued for
 services                  354,000     35     30,505                                            30,540

Net loss, year ended
 9/30/97                                                 (1,371,188)                        (1,371,188)
                       -----------  -----  -----------  -----------  --------  ------------    -------
Balance, 9/30/97        81,453,394 $8,145  $5,728,352   $(4,645,441)    $0          $0      $1,091,056




















                                          F8

                  (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                          Statements of Cash Flows


                                                            February 18, 1988
                                  Year Ended September 30,    (Inception) to
                                      1997          1996    September 30, 1997
                                    --------------------    ------------------
                                                                (Unaudited)

Operating Activities
 Net loss                      $ (1,371,188)   $ (490,233)      $ (4,645,441)
                                 ----------       -------          ---------
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   Depreciation & amortization      201,721       187,572          1,600,464
   Extraordinary gain on
    forgiveness of debt            (154,181)                        (176,152)
   Income tax benefit               (98,600)                        (112,700)
   Loss on impairment of assets     793,770                          798,658
   Issuance of common stock
    for services                     30,540       117,440            348,358
   Issuance of common stock for
    termination of intermediary
    agreement                                                        240,000
   (Increase) decrease in prepaid
     expenses                       (29,223)        5,000            (32,581)
   Increase in accounts payable
    and accrued expenses             79,926        48,765            484,570
                                 ----------       -------          ---------
 Total adjustments                  823,953       358,777          3,150,617
                                 ----------       -------          ---------
 Net cash used by operating
  activities                       (547,235)     (131,456)        (1,494,824)
                                 ----------       -------          ---------

Investing Activities
 Acquisition of property
  and equipment                    (251,841)                        (260,786)
 Acquisition of license agreement                                    (44,327)
 Acquisition of
   marketable securities                                              (1,530)
                                  ----------       -------          ---------
 Net cash used by investing
   activities                      (251,841)                        (306,643)


Financing Activities
 Proceeds from loans                                4,000            118,600
 Repayment on loans                 (10,458)                         (32,225)
 Issuance of common stock,
  net of offering costs             476,000       478,250          1,534,271
 Proceeds from issuance of
  convertible notes                                                  199,000
                                 ----------       -------          ---------
 Net cash provided by
   financing activities             465,542       482,250          1,819,646
                                 ----------       -------          ---------




                                                                        F9

                  (DEL) U.S. Environmental, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                          Statements of Cash Flows


                                                            February 18, 1988
                                  Year Ended September 30,    (Inception) to
                                      1997          1996    September 30, 1997
                                    --------------------    ------------------
                                                                (Unaudited)

Net (decrease) increase in cash    (333,534)      350,794             18,179

Cash, beginning of year             351,713           919
                                 ----------       -------          ---------

Cash, end of year                  $ 18,179     $ 351,713           $ 18,179
                                 ----------       -------          ---------


Supplemental disclosure of cash flow information and noncash investing and financing activities

 The following amounts of common stock were issued for noncash consideration:

                                                            February 18, 1988
                                  Year Ended September 30,    (Inception) to
                                      1997          1996    September 30, 1997
                                    --------------------    ------------------
  Compensation and consulting
   services                        $ 23,040      $117,440          $ 177,385
  Professional fees                                                  158,473
  Termination of intermediary
   agreement                                                         240,000
  Rent                                                                 5,000
  Promotion expense                   7,500                            7,500
                                 ----------       -------          ---------
                                   $ 30,540      $117,440          $ 588,358

There were no income taxes paid for any of the periods presented in the statements of operations.

There was no interest paid for 1997.  Interest paid for 1996 was $6,616.

On September 29, 1997, the Company entered into an agreement to issue 100,000 shares of common stock as payment in full on a stockholder note and interest payable totaling approximately $33,000. Additionally, the Company agreed to issue 1,000,000 shares of stock to another stockholder as payment of accrued interest totaling approximately $92,000. The Company has recorded a stock payable of approximately $125,000 as a result of these transactions. The shares have not been issued as of the date of the audit report.

See Footnote 7 - Stockholders' Equity, which discloses all significant noncash transactions associated with stockholders' equity for the period February 18, 1988 (date of inception) to September 30, 1996.






Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements.            F10

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996




1.     Background Information

The Company (formerly Windfall Capital Corp.) was incorporated in the state of Delaware on February 18, 1988. Its principal activity has been to negotiate, obtain, and market a solid and hazardous waste treatment technology. No income has been earned from this activity to date. Consequently, the consolidated financial statements have been presented as those of a development stage enterprise.

The accompanying consolidated financial statements include the accounts of
(DEL) U.S. Environmental, Inc. (formerly Windfall Capital Corp.) and its wholly owned subsidiary, U.S. Waste Conversion International, Inc. (formerly U.S. Environmental, Inc.) All intercompany transactions and accounts have been eliminated in consolidation.


2.     Significant Accounting Policies

The significant accounting policies followed are:

     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 7 to 15 years.

     The cost of the license agreements are being amortized utilizing a straight-line method over a period of 20 years. Amortization expense charged to operations was $187,529 and $117,216 for the years ended September 30, 1997 and 1996, respectively, and $817,728 for the period February 18, 1988 (date of inception) to September 30, 1997.













Read independent auditors' report.                                        F11

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



2.     Significant Accounting Policies (continued)

     The Company utilizes Statement No. 109 of the Financial Accounting Standards Board, "Accounting for Income Taxes." This pronouncement requires that deferred tax assets and liabilities be recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     The Company will recognize revenue upon the sale of its technology to end users as well as through sub-license agreements.

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition.

     Primary and net loss per share of common stock through the periods presented is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the computation for these periods because their inclusion would be anti-dilutive due to the losses incurred.











Read independent auditors' report.                                         F12

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



2.     Significant Accounting Policies (continued)

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. This statement is required to be adopted for year-end 1998; earlier application is not permitted. However, had this statement been applied, basic and diluted EPS would have been the same as primary EPS as measured under APB No. 15.

     Certain minor reclassifications have been made in the 1996 and inception to date financial statements to conform to the classifications used in 1997.


3.     Going Concern and Realization of Assets

The Company is in the development stage with its principal activity being the negotiation, obtaining, and marketing of a solid and hazardous waste treatment technology for the purpose of future commercial application. The Company has had losses since inception of approximately $4,600,000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained substantial losses since inception. Its current liabilities exceed current assets by approximately $226,000 at September 30, 1997. Presently, the Company's ability to complete the research and development activities and its transition to attaining profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support the Company's cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





Read independent auditors' report.                                       F13

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996


3.     Going Concern and Realization of Assets (continued)

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

The Company will have to minimize its requirements for working capital by implementing cost reduction efforts. Working capital limitations continue to impinge upon day-to-day operations, thus, contributing to continued operating losses.


4.     Property and Equipment

Property and equipment consist of the following:

     Plant                              $     250,000
     Furniture and equipment                    2,319
                                              -------
                                              252,319
     Less accumulated depreciation             14,564
                                              -------
                                        $     237,755

The Company was a defendant in a lawsuit filed in the United States Bankruptcy Court for the Western District of New York. On November 22, 1996, the lawsuit was settled with the Company paying $250,000 to purchase an interest in a melt-all process pilot plant located in Niagara Falls. As described in Note 10, the Company is the plaintiff in a lawsuit to determine whether the Company has a 100 percent or a 50 percent ownership in the plant.


5.     License Agreements and Patent

The Company entered into a 20-year license agreement that was subsequently amended with Geotech Development Corporation (Geotech) on October 13, 1989 for the sole use of their technology regarding a solid waste melt-all fusion process. The agreement is renewable at the end of the initial period in perpetuity for successive 20-year periods at the option of the licensee. As consideration for the licenses, Geotech was paid $14,000 and an additional $30,327 was paid to consultants, on Geotech's behalf, to transfer the technology.



Read independent auditors' report.                                        F14

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



5.     License Agreements and Patent (continued)

On May 31, 1990, the Company amended its license agreement with Geotech whereby the Company issued to Geotech 400,000 shares of common stock valued at $5 per share as consideration for the reduction of royalty fees from 20 percent to 5 percent. Under the terms of the agreement, royalty fees due the licensor will be five percent of total receipts, as defined in the agreement.

On October 18, 1991, the Company amended its 1989 license agreement with Geotech. This amendment to the license agreement allows Geotech on a restricted basis to build plants utilizing the Company/Geotech Technology for their own account. Under the terms of this amendment, Geotech would be obligated to pay the Company a license fee as well as five percent of all royalties collected.

On September 22, 1992, Geotech acquired an additional 750,000 shares through a cash purchase of $125,000. As an incentive for capital investment, responsibilities of the Company were transferred to the Geotech management team.

At September 30, 1997, the license agreement consisted of the following:

     License agreement                      $     2,044,327
     Less accumulated amortization                  817,728
                                                  ---------
                                            $     1,226,599

On December 17, 1990, the Company entered into a license agreement with a joint venture whose partners include Asbestoguard Australia PTY Limited and Asbestoguard Limited. Under this license agreement, the Company acquired an exclusive license for the marketing, distribution, and sale in the United States of the Asbestoguard process, package, and related property developed by the joint venture. The proprietary system, which consisted of proprietary equipment and liquid sealant products, was developed for non-hazardous treatment and rehabilitation of asbestos, asbestos cement, concrete, or cement products. The Company obtained a 20-year license, with a 20-year renewal option, by the issuance of 1.5 million of its unregistered common shares valued by management at $300,000. In addition, the Company is obligated to pay, in the form of a royalty, for the cost of any Asbestoguard liquid sealant product provided (10 percent premium above cost up to a maximum of $1,500,000).





Read independent auditors' report.                                        F15

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



5.     License Agreements and Patent (continued)

The Company has rights to a patent for the alignment of magnets in a process through which metals are extracted from ash. The Company issued 300,000 shares of stock for the rights to the patent.

As of September 30, 1997, management believes that they do not have the resources to generate any further cash flows from the Asbestoguard license agreement and the patent for alignment of magnets and, therefore, pursuant to FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," have recorded an impairment loss of $793,770 to write the license and the patent down to zero.


6.     Notes Payable

Notes payable consist of:

     Various notes payable; interest at 11.0%;
          principal plus interest is past due; unsecured $ 144,000 Various notes payable, stockholders; non-interest
          bearing; due on demand; unsecured                         10,000
     Note payable, stockholder; non-interest bearing;
          33 monthly principal payments of $2,000;
          unsecured                                                 66,000
                                                                   -------
                                                                   220,000
     Less amounts due currently                                    178,000
                                                                   -------
                                                              $     42,000

The following is a schedule of the principal payments required on these notes:

     1998     $178,000
     1999     $24,000
     2000     $18,000

During 1991, the Company issued $199,000 of 11 percent convertible notes payable , due two years from the date of issuance (December 31, 1992). At any time prior to the due date, the investors may convert their note for unregistered shares of common stock of the Company at the conversion price of 25 percent below the bid price of the Company's common stock at that date.


Read independent auditors' report.                                        F16

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



6.     Notes Payable (continued)

Notes totaling $55,000 were converted by the due date. Due to the Company's financial position, the remaining notes have not been repaid and are now in default.

Interest associated with these notes is included on the balance sheet as accrued interest in the amount of approximately $75,000 as of September 30, 1997.

Notes payable, stockholders include two notes which totaled approximately $83,000 and were due on May 13, 1992. These notes were unsecured and accrued interest at 18 percent. The former management disputed these loans and did not record any interest on the Company's books. During the year ended September 30, 1997, the Company's new management recorded an adjustment to accrue interest on these notes. On September 29, 1997, the Company agreed to issue 100,000 shares of common stock as payment in full on one of these stockholder's notes payable. The principal and interest on this note was approximately $33,000. Additionally, the Company agreed to issue 1,000,000 shares of stock to the second stockholder as payment of accrued interest totaling approximately $92,000. The shares of stock were not issued prior to year-end and, therefore, the Company has recorded the stock payable as a long-term liability.

The Company has two credit cards in its name with a total balance of approximately $26,000. This balance was accumulated by prior management and is personally guaranteed by prior management. Current management has determined that the balance relates to personal expenditures and has not included this balance on the financial statements.


7.     Stockholders' Equity

On August 17, 1989, the Company sold, in a public offering (Form S-18), 1,000,000 units at $.05 per unit. Each unit consists of one share of common stock and five redeemable warrants. Each warrant entitles the stockholder to purchase one share of common stock at the price of $.10 per share. The warrants expired on February 9, 1991. The costs incurred in connection with the offering were $9,800. The net proceeds amounted to $40,200.

On August 28, 1989, the Company acquired all of the outstanding common stock of the Subsidiary (formerly U.S. Environmental, Inc.), which totaled 13,500,000 shares, in exchange for 20,000,000 shares of the Company. Under the terms of the acquisition agreement, Windfall Capital Corp. changed its name to U.S. Environmental, Inc. and, the wholly owned subsidiary changed its name to U.S. Waste Conversion International, Inc. The Parent also changed its fiscal year-end to September 30th to conform to that of the subsidiary.

Read independent auditors' report.                                        F17

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



7 .     Stockholders' Equity (continued)

This transaction was accounted for as a pooling of interests, whereby the transaction was a recapitalization of the subsidiary. In effect, the transaction was the acquisition of the Parent by the Subsidiary since the stockholders of the subsidiary held 20,000,0000 (86.86 percent) of the 23,025,000 shares outstanding of the Parent after acquisition. The operations of the Parent prior to the merger was significant to the combined operations. Goodwill was not recognized in the transaction and the consolidated financial statements reflect the assets at their historical cost basis.

During May 1990, various officers, directors, and stockholders of the Company contributed 1,000,000 shares of stock to the Company. The Company then redeemed the outstanding 5,000,000 warrants by offering one share for every five warrants to each warrant holder. The actual shares are included with the issued and outstanding shares at September 30, 1990.

On September 27, 1990, the Company issued 3,000,000 shares of common stock to the Company to be held as treasury stock.

The Company exchanged 500,000 shares of its common stock for 500,000 shares of Waste Technology Corp.'s common stock on March 16, 1990. The shares were valued by the Company at $.50 per share. The shares are subject to SEC Rule 144 and, accordingly, bear such restrictive legends. The shares revert to Waste Technology Corp. if a plant is not built by Waste Technology Corp. or affiliate by March 16, 1992. As of March 16, 1992, no plant was built and, consequently, the shares were redeemed and cancelled.

On February 27, 1990, the Company acquired the rights to a patent for a metal separation system for incinerators in exchange for 300,000 shares of the Company's common stock. The transaction has been valued by management at $1,125,000. The patent, which was valued at $1,125,000, is included in other assets and is being amortized over its remaining life on a straight-line basis. The Company intends to use the patent in conjunction with its mineral electric fusion process.









Read independent auditors' report.                                        F18

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



7 .     Stockholders' Equity (continued)

On May 31, 1990, the Company acquired a 50 percent interest in the plant and equipment of Geotech comprising of an electric fusion metal-all demonstration pilot plant for 200,000 shares of common stock of U.S. Environmental, Inc. valued at $5 per share, or $1,000,000. The Company was depreciating this plant and equipment over ten years on a straight-line basis through September 30, 1991. At September 30, 1991, the Company retroactively reflected the reversion of this transaction which was executed on October 18, 1991. The Company accounted for the reversion as an acquisition of its own restricted common shares valued at the net book value of $866,667 of the plant and equipment exchanged.

On March 31, 1990, the Company amended its license agreement with Geotech, whereby the Company issued to Geotech 400,000 shares of common stock valued at $5 per share as consideration for the reduction of royalty fees from 20 percent to 5 percent. The transaction has been valued at $2,000,000.

On May 8, 1990, the Company issued 58,700 shares of common stock for consulting services valued at $1,000 ($.017 per share).

On May 3, 1990, the Company issued 1,000 shares of common stock for $500 ($.50 per share).

On December 17, 1990, the Company obtained a 20-year license for Asbestoguard products. The Company issued 1,500,000 shares of its unregistered common stock valued by management at $300,000.

During the year ended September 30, 1991, the Company issued 2,775,000 shares of common stock for services. Those services were valued at $83,190. The Company also issued 20,000 shares of common stock for cash of $5,000.

On September 15, 1990, the Company issued a private placement memorandum on a best efforts basis in order to raise the necessary funds to continue its development stage operations. The securities consist of 150 convertible notes at a price of $5,000 per note. The convertible notes bear interest at 11 percent per annum paid semiannually and are convertible into common stock of the Company at 25 percent below the public trading market value. The maximum gross proceeds to the Company would have been $750,000. The Company completed this offering on March 31, 1991, after having raised $199,000.




Read independent auditors' report.                                        F19

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996




7 .     Stockholders' Equity (continued)

As of September 30, 1991, a note holder converted his note in the amount of $5,000 for 35,166 shares of restricted common stock.

During the quarter ended December 31, 1991, the Company cancelled 6,000,000 shares of stock held as treasury stock.

On October 25, 1991, the Company accepted the resignation of Carl Massara as President, Chairman of the Board, and a Director of the Company. Mr. Massara agreed to return 250,000 shares to the Company that he received as a signing bonus.

In October 1991, the Company sold 200,000 shares of its restricted common stock for $20,000. It used the money to hold a demonstration of its melt-all process in a pilot plant located in Niagara Falls, New York.

On December 18, 1991, the Company received $125,000 for 750,000 shares, or a per share price of $0.1667. As part of this transaction, the Company's management resigned in favor of a management team assembled by Noel Drago Associates, whereby Noel Drago was appointed President.

During the quarter ended December 31, 1991, four note holders converted an aggregate of $20,000 of convertible notes for a total of 140,664 restrictive shares.

In February 1992, a note holder with a value of $25,000 exchanged his convertible note for 133,333 restrictive shares.

During the year ended September 30, 1992, the Company issued 250,000 shares of common stock for services. Management placed no value on those services.

On September 22, 1992, the Company issued 3,000,000 restrictive shares to Frank Franza, John Drago, and Alfred Franza to terminate their rights to compensation if they served as intermediaries in connection with the sale of stock or assets of the Company (intermediary agreement).






Read independent auditors' report.                                        F20

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



7 .     Stockholders' Equity (continued)

Also on September 22, 1992, the Company received $125,000 for 750,000 restrictive shares from Geotech Development Corp. As part of this transaction, the Company's management resigned in favor of a management team assembled by Geotech, whereby Thomas R. Tate was appointed president.

In October 1992, the Company received $20,000 for 200,000 restrictive shares of stock from an outside investor.

Also in October 1992, a note holder with a value of $5,000 exchanged his convertible note for 25,000 restrictive shares.

In April 1993, the Company issued 550,000 restrictive shares to the then current management team. The Company valued the stock at $.0001 per share. The stock must be returned if the individual resigns prior to September 22, 1994.

In September 1993, the Company approved the issuance of 100,000 restrictive shares in lieu of payment of legal fees. The actual shares were not issued by the transfer agent until October 1993, however, the shares are included with issued and outstanding shares at September 30, 1993.

In February 1994, the Company received $49,500 for 300,000 shares of stock from an outside investor, with an additional option to purchase 700,000 shares at $.165 per share until April 4, 1994. At the expiration of this option, the investor still had an option to purchase 700,000 shares at 80 percent of bid price, but not less than $.165 per share. This option expired August 10, 1994 with no additional shares being purchased.

In August 1995, the Company issued 322,000 shares to various outside consultants and 704,000 shares to management and the current Board of Directors. The Company valued all of the shares at $.0001 per share.

In March and August 1996, the Company issued 1,468,000 shares to management and the then current Board of Directors. The Company valued all of the shares at $.08 per share.

A holder of a convertible note in the amount of $42,500 exercised an option and converted the note to 500,000 shares in August 1996. The actual shares have not been issued, however, the shares are included with the issued and outstanding shares at September 30, 1996.


Read independent auditors' report.                                        F21

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



7 .     Stockholders' Equity (continued)

In September 1996, the Company entered into a three-phase stock purchase agreement with an outside investor. The initial purchase was 6,333,746 shares for $500,000. The actual shares were not issued by the transfer agent until October 1996, however, the shares were included with the issued and outstanding shares at September 30, 1996. The Company paid $60,000 in costs and issued 300,000 shares of common stock in connection with this purchase. The Company amended this agreement prior to the completion of the second and third phase. Therefore, no additional stock was issued under the original stock purchase agreement dated September 1996. A new stock purchase agreement dated April 1997 increased the ownership of the outside investor to 51 percent. The Company issued 30,447,394 shares to the investor for $326,000 on May 9, 1997. The agreement also has an anti-dilution clause that requires the Company to issue new shares to the outside investor any time its ownership falls below 51 percent. In September 1997, an additional 4,760,091 shares were issued pursuant to this clause.

The Company issued 2,000,000 shares of common stock in November 1997 for $150,000 in cash.

During 1997, the Company issued 254,000 shares to the Board of Directors. The Company recorded $23,040 as compensation expense as a result of these services. Additionally, the Company issued 100,000 shares of stock to a related company for consulting services. These services were valued at $7,500.


8.     Income Taxes

The Company has a tax loss carryforward of approximately $4,637,900 that may be applied against future taxable income through the year 2012. During 1997, a substantial change of ownership of the Company occurred. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership









Read independent auditors' report.                                       F22

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



8.     Income Taxes (continued)

as described above, any other net operating losses will expire if not utilized within 15 years of the year they were incurred. This loss gives rise to deferred tax asset tax loss carryforwards at September 30, 1997 and are as follows:

                           $     4,637,900
     Effective tax rate          39%
     Deferred tax asset          1,808,700
     Less valuation allowance    1,808,700
     Net deferred tax assets     $     0

The loss carryforwards expire as follows:

       Year of
     Expiration
         2004     $      195,500
         2005            482,000
         2006            624,600
         2007            508,100
         2008            675,300
         2009            223,000
         2010             68,500
         2011            489,700
         2012          1,371,200
                 $     4,637,900














Read independent auditors' report.                                         F23

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



8.     Income Taxes (continued)

The reasons for the differences between the effective tax rate and the U.S. statutory rate on continuing operations are as follows:
                              February 18,
                                   1996
                         Year Ended          (Inception) to
                  September 30,          September 30,
             1997             1996                 1997
     Tax benefit at U.S. statutory rate     $     633,400     $     191,000
     $     1,924,400

     Valuation allowance for deferred
        tax asset          534,800          191,000          1,808,700

     Other                              3,000

     Income tax benefit     $     98,600     $     0     $     112,700


9.     Related Party Transactions / Commitments

On March 1, 1993, the Company entered into an agreement with Geotech, a related entity, for utilization of its personnel, management, office facilities, and other related expenses at a monthly fee of $55,000. This agreement can be cancelled with 90 days notice. The contract was cancelled effective October 1, 1993.

A new contract effective October 1, 1995 was agreed upon whereby a monthly fee of $10,000 will be charged. The Company also agrees to pay Geotech 10 percent of the gross funds received including but not limited to sales and services, loans, investor funds, private placement stock sales, and the issuance of convertible debentures. At September 30, 1996, the Company owed Geotech $257,548 for consulting fees, other expenses, and monthly management fees.

Placement fees of $4,250 were paid to Geotech relating to the exercise of the conversion in the convertible note during August 1996. An additional $50,000 was paid to Geotech relating to the 6,333,746 shares sold in September 1996.





Read independent auditors' report.                                       F24

                 (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                    Years Ended September 30, 1997 and 1996



9.     Related Party Transactions / Commitments

During the year ended September 30, 1997, Geotech agreed to terminate the consulting agreement. All past management fees and other fees were forgiven. This resulted in an extraordinary gain of $252,781 for the year ended September 30, 1997.

The Company signed a new management fee agreement with Swiss American Capital Management on April 18, 1997. Swiss American Capital Management provides support for general management, regulatory compliance, and sales and marketing.
 They also provide office space to the Company as part of the management fee. The Company paid $352,172 in management fees to this related company for 1997.

The Company issued 100,0000 shares and 300,000 shares of common stock to Basle Holding Corporation, a related company for the years ended September 30, 1997 and 1996, respectively. The related company provided services as a financial consultant and assisted the Company in obtaining funding for the Company's vitrification projects. These services were valued at $7,500 and $23,700 for the years ended September 30, 1997 and 1996, respectively.


10.     Subsequent Event

(DEL) U.S. Environmental, Inc. is the plaintiff in pending litigation identified as (DEL) U.S. Environmental, Inc. v. Geotech Development Corporation and four former directors of the Company, Civil Action 97-6339, in the United States District Court for the Eastern District of Pennsylvania.
(DEL) U.S. Environmental, Inc. seeks adjudication with respect to whether Geotech Development Corporation has a partial ownership interest in the Niagara Falls plant and real estate, and the validity of certain cash and stock payments to certain former controlling persons of (DEL) U.S. Environmental, Inc. between 1990 and 1997.












Read independent auditors' report.                                        F25

                                Exhibit 10.14

      ADDENDUM to the Amended and Restated License Agreement made among
        U.S. Environmental, Inc. and Geotech Development Corporation
                          dated October 13, 1989.

Effective September 30, 1995, this Addendum is an addition to and considered a part of the license agreement among U.S. Environmental, Inc. and Geotech Development Corporation. Geotech Development Corporation hereby affirms that any order or contract it receives to furnish equipment for an environmental related mineral fusion and conversion plant installation will be turned over to or offered to U.S. Environmental, Inc. on a right of first refusal basis.

The primary territory of this agreement is for installation for processing mineral contaminated soils, asbestos containing materials and MSW incinerator ash residues. All technology and processing equipment for these plants will be purchased from Geotech Development Corporation at historically proven "best customer" prices or less, and will be protected with all normal guarantees and warranties relating to equipment service life, production capacities and operating costs.

U.S. Environmental, Inc. will have a period of twenty (20) working days under their right of first refusal to accept or reject a contract after being furnished a written proposal from Geotech Development Corporation regarding any specific contract or plant installation. In the event U.S. Environmental, Inc. does not formally accept any such contract proposal, Geotech Development Corporation will have the right to proceed on any project with any and all rights, the same as they had prior to this addendum.


For U.S. ENVIRONMENTAL, INC.              For GEOTECH DEVELOPMENT CORP.

/s/ Thomas R. Tate                        /s/ Thomas B. West
-------------------------------           ------------------------------
Thomas R. Tate, President                 Thomas B. West, President

/s/ Philomena A. Dietrich                 /s/ Philomena A. Dietrich
-------------------------------           ------------------------------
Witness                                   Witness

Date:  9/26/95                            Date:  9/26/95

                                Exhibit 10.15

                                                           January 15, 1996

               Geotech/USE Management & Services Fee Agreement
               -----------------------------------------------
This agreement between Geotech Development Corporation and U.S. Environmental, Inc. establishes the formula for payment of management and services performed for USE by Geotech. This agreement supersedes and replaces all other agreements related to this subject.

I. Management fees at the rate of $10,000 per month are to be paid to Geotech by USE starting at the date October 1, 1995.

    A.  For the prepaid monthly fee, Geotech will furnish to USE:

        1.  Personnel, management and office
        2.  Office area sufficient to conduct all normal business functions
        3.  Office furniture
        4.  Office equipment and business machines
        5. Personnel travel expenses within a radius of 150 miles of King of Prussia, Pennsylvania

    B. USE expenses not furnished and excluded from the monthly fee agreement, but which may be paid by Geotech and billed separately to USE include, but are not limited to, the following:

        1.  USE tax obligations
        2.  SEC reporting costs
        3.  USE shareholder and meeting costs
        4.  USE Board of Director compensation and meeting costs
        5.  USE agents and sales commissions
        6.  USE liability insurance
        7.  Professional services retained by USE
        8.  Consultants retained by USE
        9.  Airline travel
       10. USE customer entertainment, travel, and living expenses on trips in excess of 150 miles from King of Prussia, Pennsylvania
       11.  Cost and use of the Pilot Plant facility

II. Research Technology Transfer Fees will be paid in the following manner upon receipt of funds by USE:

     A. 10% of the gross funds received by USE in any manner such as, but not limited to, the examples listed below:

        1.  Contracts for equipment, plant installations and services
        2.  Loan funds received
        3.  Investor funds received
        4.  Private placement stock sale funds received
        5.  Convertible debentures funds received

This agreement will be reviewed every three (3) months with regard to cost effectiveness of both parties. Any revisions either party feels is required will be negotiated between the parties until a solution agreeable to both parties is found before it can be accomplished or incorporated as a part of this agreement.

This agreement may be canceled, all or in part, by either party upon giving ninety (90) days written notice of cancellation to the other party.

Date:   1/18/96                              Date:  1/18/96

/s/ Thomas B. West                           /s/ Thomas R. Tate
--------------------------                  ----------------------------
Thomas B. West, President                    Thomas R. Tate, President
Geotech Development Corporation              U.S. Environmental, Inc.

                               Exhibit 10.16
                          Joint Venture Agreement
                              by and between
                       Tully Construction Co., Inc.
                                    &
                          U.S. Environmental, Inc.



This AGREEMENT made June 4, 1996 between Tully Construction Co., Inc. (a New York Corporation) of 127-50 Northern Blvd. Flushing, NY 11368 (hereinafter sometimes referred to as "Tully") and U.S. Environmental, Inc. (hereinafter sometimes referred to as "USE") of 630 Parkview Tower 1150 First Avenue, King of Prussia, PA 19046 as follows:

Whereas, USE possesses a proprietary technology and process for the vitrification of MSW ash residue, known as Melt All Electric fusion (the Technology) and

Whereas such technology and process is capable of rendering MSW ash residue into a molten form capable of being poured into a beneficially useable product; i.e. aggregate, curbstone, mineral wool and,

Whereas Tully is engaged, among other enterprises, in the business of heavy construction and asphalt production and,

Whereas Tully is also engaged in the hauling of solid waste, inclusive of MSW ash residue and,

Whereas the Town of Hempstead (the Town) and the Town of Hempstead Refuse Disposal District, located in Nassau County, Long Island in the State of New York has a Request For Proposal currently offered for the "Final Request for Proposals for Beneficial Use Ash Management Services" (RFP) and,

Whereas the Parties desire to jointly use their respective resources and expertise to submit a response to the Town of Hempstead RFP and form a Joint Venture (JV) for the purpose,

Now therefore, in exchange for their mutual promises and covenants, the parties agree as follows;

Purpose
-------

The JV is expressly formed to provide a vehicle for the Parties to jointly submit a proposal to the Town of Hempstead for the RFP currently offered. This agreement does not constitute any arrangement between the parties for business pursuits beyond the realm of the existing RFP. Upon mutual consent, the parties may elect to extend the terms and conditions of this agreement to include future projects.

Term
----

The term of this agreement shall correspond to the RFP contract language and the actual contract language should be JV be the successful proposer. The initial term of the contract shall be for seven (7) years from the date of commencement; the date of commencement has been tentatively set by the Town as December 22, 1996. The anticipated termination of the initial contract is October 2002.

Thereafter, the initial contract may be extended up to six (6) additional years through August 31, 2009.

It is a condition precedent of the JV parties to submit a proposal stating that the term of their offer shall be for seven years with an automatic extension of six years subject only to a material breach of the proposers in the execution of their contract with the Town to nullify the automatic extension.

The rights and privileges of the parties, expressed or implied by the terms of this agreement, shall remain in force throughout the term of the Joint Venture contract with the Town of Hempstead.

This JV may be dissolved upon withdrawal of the RFP, Award of the RFP to any entity other than the JV, indication that the JV will not be considered for final negotiations by the Town or its agents or any other written communication from the Town or its agent indicating the JV will not be considered for award of the final project. Award of the RFP is anticipated on or about September, 1996. This date may be extended by Township Amendment to the Final RFP.

Mutual Representations of the Parties
-------------------------------------

The parties represent the following to be true and accurate representations:

     *   each maintains a status as a corporation in good standing
     * each will execute their duties and responsibilities in a good workman like manner and in accordance with all federal, state and local laws and regulations
     * each will provide the necessary documentation for obtaining and maintaining all required permits for the successful operation of the anticipated facility
     * each is authorized to enjoin its respective corporation in this Joint Venture Agreement

Facility Management
-------------------

The parties agree to the following corporate structure:

Tully Construction Co., Inc. will own 50% of the Joint Venture

U.S. Environmental, Inc. will own 50% of the Joint Venture.

Both entities shall have the right to appoint up to four (4) board members to a board of directors.

The President of the Joint Venture will be from the Tully group as approved by the Board of Directors.

All decisions of the Board of Directors will be decided on the basis of a majority of votes.

The charter of the JV will be submitted by the President on acceptance of the JV proposal by the Town.

Proposed Facility
-----------------

The parties anticipate submitting proposals for two levels of ash residue receiving; 300 tons per day and 600 tons per day, subject to approval by the Town. The facility is anticipated to be located within the tri-state area. Basic design of the facility shall be a receiving area for incoming ash. Processing shall consist of a crushing, drying, magnetic separation and furnace unit, including all requisite controls, pouring apparatus and APC equipment as required by permits.

The selected site for construction shall be sufficient in size to store inventory levels as decided by the board and in conjunction with anticipated markets.

Ash received at the facility shall be generated from the American ReFuel-plant located in Hempstead, NY and specifically outlined in the RFP. Any additional material proposed to be received outside of scope of the RFP shall be approved by the Board of Directors.

Financial Contributions
-----------------------

The RFP requires a proposal bond of $5,000,000. This bond is to be provided by Tully subject to surety approval. IN addition, Tully agrees to provide the performance bond as required by the RFP. The cost of the performance bond will be billed to the Joint Venture should it be the successful proposer.

The parties agree to use best efforts in securing necessary financing for the
proposed project.   The anticipated financing required is as follows:

1.     600 TPD              $20,700,000
2.     300 TPD                                  $11,000,000
3.     10% Contingency        2,070,000           1,100,000
4.     Working Capital        2,230,000           1,300,000
                            -----------         -----------
            Totals          $25,000,000         $13,400,000

It is anticipated that the JV will submit with its proposal a letter of commitment from a recognized bank or financial institution for the above capital sums that is conditional upon the successful award of the proposal.

Consideration and Payment
-------------------------

The JV will be funded through the revenue stream generated from tipping fees and end product sales. Tipping fees are to be paid by the Town to the JV on a per ton basis and outlined in the anticipated proposal.

End product sales pricing will be set by the board of directors upon recommendation of the President. It is anticipated that Tully will make best efforts to incorporate aggregate and other finished goods into its existing operations and be a customer of the Facility.

The Board of Directors will establish an annual operating budget with input from the President. This budget will provide the basis of financial decisions made by the President during the operational year. A copy of an anticipated operating budget will be formulated and made a part of this agreement at "Attachment A".

The parties agree that all operating goods and services provided to the facility by the parties will be provided at cost.

Stock Option
------------

Tully shall have the option to purchase up to 10,000,000 shares, in parcels of 2,000,000 shares each, of USE stock. The option price for these shares will be twelve and one half cents each ($0.125). The exercise date for each option package will be the following:

           August 1, 1996
           September 1, 1996
           October 1, 1996
           November 1, 1996
           December 1, 1996

Tully has the option to purchase all 10,000,000 shares in one parcel or part thereof in excess of 2,000,000 shares at any time.

Insurance
---------

The parties hereto represent (a) that they shall maintain appropriate insurance policies and/or self-insurance with applicable workers' compensation insurance requirements, providing for statutory benefits, and (b) that they have general liability insurance and/or self-insurance, including motor vehicle coverage, with coverage of not less than

1,000,000.00 each occurrence for bodily injury, and 1,000,000.00 each occurrence for property damage liability.

Force Majeure
-------------

In the event that nay party is unable to perform as stated in this contract due to, or as a result of, one or more of the following causes: odor generation beyond public acceptance, Governmental actions, laws, orders or regulations beyond the reasonable control of the party and not as a result of an act or the failure to act by a party tot his agreement, this contract shall be suspended for the duration of such disability. Any party claiming Force Majeure shall promptly notify, in writing, the other parties of the commencement and also of the termination of such disability.

Non-Waiver
----------

The failure to enforce any term of this contract or waiver of any default of any party hereunder shall not be construed as a waiver of the term or of a subsequent or continuing default.

Notice
------

Any and all notices under this contract shall be in writing and shall be delivered to the party entitled to receive the same by hand or U.S. certified mail, return-receipt requested, addresses as follows or as they may be amended in the future:

If to Tully Construction Co., Inc.:

                Mr. Peter K. Tully, President
                Tully Construction Co., Inc.
                127-50 Northern Blvd.
                Flushing, NY   11368

         with a copy to:

                Mr. Mac Gutman
                Gutman & Gutman
                108-18 Queens Blvd.
                7th Floor
                Forest Hills, NY   11375

If to U.S. Environmental, Inc.:

                Mr. Thomas Tate, President

                U.S. Environmental, Inc.
                Suite 630
                1150 First Avenue
                King of Prussia, PA   19406

Any notice given under this contract shall be effective, if sent by mail on the date of placing the same in the U.S. mails, and if by personal delivery, on the date of such delivery.

Assignment
----------

No party may assign or transfer this contract, in whole or in part, or any interest arising hereunder, without the other party's prior notice written consent.

Non-Disclosure
--------------

A. None of the parties hereto shall gratuitously disclose any information regarding any part of this contract, except such as may be specifically required by law or upon written approval of all parties of this contract.

B. The parties recognize and acknowledge that exclusively as a result of this contract, they may have access to confidential information in the form of trade secrets of each other, or of their customers, of a special and unique value, which may include, without limitation, formulas, patents, devices or compilation of information, such as the books, records relating to operation, finance, accounting, sales, personnel and management, policies and matter relating particularly to operations such as customer names, addresses and price lists, customer service records, cost of providing service and equipment, operating and maintenance costs and pricing materials. The protection of this confidential information against unauthorized disclosure and use is of critical importance to the parties, and each therefore agrees that it will not, at any time, either while contracting with each other or thereafter, make any independent use of, or disclose to any person, other than an employee of each other in the ordinary curse of their mutual businesses, or organization except as authorizes by each other or as required by law, any such confidential information.

Restrictive Covenant and Covenant Not To Compete
------------------------------------------------

During the term of this Agreement and extensions thereof the parties, and their principals shall not, directly or indirectly (whether as an individual for his own account, or as a partner, employee, agent, salesman, officer, director or stockholder, of any business or business entity which may directly or indirectly do so, or as a corporation with regard to the parties and any subsidiaries which they may own, develop or purchase) enter into an agreement with any other entity for this RFP.

Default
-------

If any party to this contract fails to correct a default hereunder within sixty (60) days after written notice to do so, the party serving such notice may unilaterally terminate this on ten (10) days written notice. Waiver of any default will not be construed as waiver of either a subsequent or continuing default, unless the issue has been submitted to arbitration as outlined in Paragraph 17.

Arbitration
-----------

Any dispute, except as to indemnification, arising under this Agreement will be resolved by following arbitration proceedings of the American Arbitration Association, and each party agrees to be bound by the award. The arbitration shall take place in the State of New York.

Entire Understanding And Modifications
--------------------------------------

This contract shall be binding upon the parties, their successors and assigns and constitutes the entire understanding of the parties and may not be modified except by the written agreement of the parties.

Void
----

If any one or more of the provisions of this Agreement should be held contrary to law or public policy, or should, for any reason whatsoever, be held invalid, then such provision or provisions shall be null and void and shall be deemed separate from the remaining provisions of this Agreement which remaining provisions shall continue in full force and effect.

IN WITNESS WHEREOF, the parties hereto have caused this contract to be executed by their authorized officials on the date herein first written.


For U.S. Environmental, Inc.                For Tully Construction Co., Inc.


/s/ Thomas R. Tate June 10, 1996            Peter K. Tully
--------------------------------            ---------------------------------

Thomas R. Tate, President                   Peter K. Tully, President

                                 Exhibit 10.17
                          (DE) U.S. ENVIRONMENTAL, INC.
                              SUBSCRIPTION AGREEMENT
     1.   General:

          This Subscription Agreement sets forth the terms under which the undersigned investor, KILGARVAN INVESTMENT & HOLDING COMPANY, LIMITED (the "Investor"), will acquire 30,447,394 shares of the Common Stock, $.001 par value per share (the "Shares"), subject to adjustment as provided for herein, for an aggregate purchase price of $326,000 (U.S.) of (DE) U.S. ENVIRONMENTAL, INC., a Delaware corporation (the "Company").

          The Shares are being sold by the officers and directors of the Company. There will be no sales commissions paid, and the Company will receive the entire offering proceeds.

          The Shares are being offered by the Company to a suitable Investor pursuant to Rules 504 or 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Execution of this Subscription Agreement by the Investor shall constitute an offer by the Investor to subscribe for the Shares on the terms and conditions specified herein. The Company reserves the right to reject such subscription offer, or, by executing a copy of this Subscription Agreement, to accept such offer. If the Investor's offer is accepted, the Company will execute this Subscription Agreement and issue the Shares. If the Investor's offer is rejected, the payment accompanying this Subscription Agreement will be returned to the Investor, with no interest thereon, with the notice of rejection.

     2.   Acceptance of Subscription Agreement:

          It is understood and agreed by the undersigned that the Company will have the unconditional right to reject this subscription, in whole or in part, if it believes that the undersigned is not a qualified purchaser under Regulation D promulgated under the Securities Act of 1933, as amended, or for any other reason.

     3.   Investor's Representations, Warranties and Covenants:

          The Investor represents, warrants and covenants to the Company as follows:

          a. He acknowledges that he has been furnished with and has been given access to all underlying documents in connection with this transaction as well as such other information as he deems necessary or appropriate as a prudent and knowledgeable investor in evaluating his investment in the Shares. He further acknowledges that the Company has given him the opportunity to obtain additional information and to evaluate the merits and risks of his investment. He acknowledges that he has had the opportunity to ask questions of, and receive satisfactory answers from, the officers and directors of the Company concerning the terms and conditions of the offering.

         b. He acknowledges that this transaction has not been scrutinized by the United States Securities and Exchange Commission or by any state securities commissions.

         c. He has adequate means of providing for his current and future needs and possible personal contingencies, and has no need for liquidity of his investment in the Shares.

         d. He can bear the economic risk of losing his entire investment in the Shares.

        e. He is acquiring the Shares for his own account, for investment only and not with a view toward the resale, fractionalization, division or distribution thereof and he has no present plans to enter into any contract, undertaking, agreement or arrangement for any such resale, distribution, division or fractionalization thereof.

        f. He does not have an overall commitment to investments which are not readily marketable, including the Shares and other similar investments, disproportionate to his net worth or gross income.

        g. He understands that the offer and sale of the Shares is being made by means of a private placement of Shares and that he has read or reviewed and is familiar with this Subscription Agreement.

        h. He and his agents or advisers have had an opportunity to ask questions of and receive answers from the Company, or a person or persons acting on its behalf, concerning the terms and conditions of this Subscription Agreement and the transactions contemplated hereby and thereby, as well as the affairs of the Company and related matters.

        i. He has had an opportunity to obtain additional information necessary to verify the accuracy of the information referred to in subparagraph (i) hereof.

        j. HE UNDERSTANDS THAT THE COMPANY HAS A LIMITED FINANCIAL AND OPERATING HISTORY.

        k. HE UNDERSTANDS THAT THE SHARES ARE A SPECULATIVE INVESTMENT WHICH INVOLVES A HIGH DEGREE OF RISK OF LOSS BY HIM OF HIS ENTIRE INVESTMENT. CERTAIN OF THE RISKS CONCERNING AN INVESTMENT IN THE SHARES ARE SET FORTH BELOW.

               (i) Limited Operating History. To date, the Company has not generated profitable operations. There can be no assurance the Company will be profitable or that it will be able to expand its operations. The Company's success is dependent upon its ability to develop new sources of revenue and to obtain adequate financing for the expansion of its business. There is no assurance that the Company will be able to develop such revenue or obtain such financing. The growth of the Company's operations are subject to all of the risks inherent in development of any new business enterprise, including the lack of an operating history. The likelihood or success of the Company should be considered in light of the problems, expenses and delays which are frequently encountered in the formation of a new business and the competitive environment in which the Company will operate. See the attached Business Plan for further information.

               (ii) Commercial Acceptance. While the Company believes that a commercial market exists for its products, there can be no guaranty that such a market will develop or develop to the extent that the Company anticipates.

               (iii) Technological Change. The Company's products are in an area which may experience significant technological change. The Company expects that its technology will continue to develop rapidly, and the Company's future success will depend, in large part, on its ability to maintain a competitive position with respect to its technology. Rapid technological change could result in the Company's products becoming obsolete, which could adversely effect the Company's operations in the future.

               (iv) Dilution. The net tangible book value per share of the Shares after the offering will be substantially less than the price of the Shares offered hereby. Thus, Investor acquiring Shares in this offering will be subject to immediate substantial dilution.

               (v) Requirement for Additional Funds. It is anticipated that all of the proceeds from the Shares will be utilized to fund the Company's projected operating needs for the next 6 months. There is no assurance that the Company will not require additional capitalization after expending all the proceeds of this offering. In such event, the failure of the Company to secure additional funds necessary to finance continued operations will have an adverse impact on the financial position and growth of the Company, and could result in the loss by Investor of the entire investment in the Company. The Company currently has no alternative sources of financing available to it, and there can be no assurance that alternative financing will be available or available on acceptable terms when and if the Company requires such financing.

               (vi) No Market. THERE IS CURRENTLY A LIMITED MARKET FOR THE SHARES AND THERE CAN BE NO ASSURANCE THAT ONE MAY DEVELOP IN THE FUTURE. BECAUSE THE SHARES ARE SUBJECT TO CERTAIN RESTRICTIONS ON TRANSFER UNDER CERTAIN LAWS AND REGULATIONS, AND BECAUSE THERE IS NO MARKET FOR THE SHARES, INVESTORS SHOULD PURCHASE THE SHARES ONLY AS A LONG-TERM INVESTMENT, AS THEY MAY NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT IN THE SHARES IN EVENT OF AN EMERGENCY OR FOR ANY OTHER REASON.

               (vii) Determination of Offering Price of Shares. The offering price for the Shares has been determined arbitrarily and is not an indication of the value of the Shares or the assets or earnings of the Company.

               (viii) No Assurance of Dividends on the Shares; No Likelihood of Future Dividends on Common Stock. The Company has never paid and does not expect to pay in the foreseeable future any cash dividends on its Common Stock. It is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company.

               (ix) Limitation on Officer and Director Liability;
Indemnification. In accordance with Delaware law, the Company's Articles of Incorporation and Bylaws contain provisions providing for the maximum indemnification provided under Delaware law for officers, directors, employees and agents.

                    As a result of the inclusion of such provisions, neither the Company nor its stockholders may be able to recover monetary damages against officers, directors, employees and agents of the Company for actions taken by them, and, with respect to directors, which actions are ultimately found not to have violated the specific provisions enumerated above, although it may be possible to obtain injunctive or other equitable relief with respect to certain actions. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have an effective remedy against the challenged conduct.

          m. He understands all aspects of and risks associated with this investment or has consulted with his own financial adviser who has advised him thereof and he has no further questions with respect thereto.

          n. HE UNDERSTANDS THAT THERE WILL BE NO MARKET FOR THE SHARES AND THAT NONE IS LIKELY TO DEVELOP AND THAT THERE ARE SUBSTANTIAL RESTRICTIONS ON THE SALE OR OTHER TRANSFERABILITY OF THE SHARES; the Shares will not be, and the Investor has no right to require, that the Shares be registered under the Securities Act of 1933 or under any state securities laws; there will be no public market for the Shares and the undersigned may not be able to avail himself of the provisions of Rule 144 adopted by the Securities and Exchange Commission under the Securities Act with respect to the resale of the Shares and, accordingly, THE INVESTOR MAY HAVE TO HOLD THE SHARES INDEFINITELY AND POSSIBLY MAY NOT BE ABLE TO LIQUIDATE HIS INVESTMENT OR TRANSFER ANY SHARE WITHOUT POTENTIAL ADVERSE FINANCIAL CONSEQUENCES; THEREFORE, THE SHARES SHOULD NOT BE PURCHASED UNLESS THE INVESTOR HAS LIQUID ASSETS SUFFICIENT TO ASSURE THAT SUCH PURCHASE WILL CAUSE NO UNDUE FINANCIAL DIFFICULTIES AND UNLESS THE INVESTOR CAN OTHERWISE PROVIDE FOR HIS CURRENT NEEDS AND POSSIBLE PERSONAL CONTINGENCIES.

          o. He will not transfer or assign this subscription, the Shares or any interest therein without the prior written consent of the Company. If this subscription is accepted, he agrees that the assignment and transferability of the Shares subscribed for and acquired by him will be governed by all applicable laws.

          p. He understands that the Shares have not been registered under the Securities Act of 1933 or under any state securities laws on the grounds that the issuance and sale of the Shares to the Investor is exempt as not involving a public offering. He further acknowledges his understanding that the Company's reliance on such exemption is, in part, based upon the representations, warranties and covenants of the Investor set forth herein.

          q. He is knowledgeable and experienced in financial and business matters. He and/or his financial or business advisers, if any, are capable of evaluating the merits and risks of an investment in the Shares.

          r. All information which he has provided to the Company concerning his financial position and knowledge of financial and business matters is correct and complete as of the date set forth at the end of this Subscription Agreement, and if there should be any material change in such information prior to acceptance of this Subscription Agreement by the Company, he will immediately provide the Company with such information.

          s. If he is executing this Subscription Agreement on behalf of a corporation, partnership, trust or other entity, he has been duly authorized by such entity to execute this Subscription Agreement and all other instruments in connection with the purchase of the Shares, his signature is binding upon such corporation, partnership, trust or other entity and he represents and warrants that such corporation, partnership, trust or other entity was not organized for the purpose of acquiring the Shares subscribed for pursuant to this Subscription Agreement and that the acquisition of the Shares is an authorized investment of the corporation, partnership, trust or other entity.

     4.   Anti-Dilution Rights:

          The funding obligation of Investor under the Stock Purchase Agreement entered into between the Investor and the Company dated September ___, 1996 is hereby terminated. The number of shares of the Company's Common Stock issued to the Investor hereunder is based upon the Investor's current understanding of the capitalization of the Company. Notwithstanding anything to the contrary, it is the understanding of the Investor and the Company that upon the issuance of the 30,447,394 shares to the Investor pursuant to this Subscription Agreement that the Investor shall own 51% of the outstanding fully diluted equity securities of the Company. Notwithstanding anything to the contrary, if the capitalization of the Company is such that the Investor does not own at least 51% of the fully diluted equity securities of the Company up to a total authorized capital of 100,000,000 shares, then the number of shares issued to the Investor shall be adjusted so that the Investor shall own at least 51% of the outstanding fully diluted equity securities of the Company through the issuance of 100,000,000 shares.

     5.   Responsibility and Indemnification:

          The Company will exercise its best judgment in the conduct of all matters arising under this Subscription Agreement. The undersigned acknowledges that he understands the meaning and legal consequences of the representations and warranties contained herein, and he hereby agrees to indemnify and hold harmless the Company, its officers, directors, shareholders and employees, and any of their affiliates and their officers, directors, shareholders and employees, or any professional advisor or entity thereto, from and against any and all loss, damage, liability or expense, including costs and reasonable attorney's fees, to which said entities and persons may be put or which they may incur by reason of, or in connection with, any misrepresentation made by the Investor, any breach of any of his warranties, or his failure to fulfill any of his covenants or agreements under this Subscription Agreement.

     6. Company Solely Responsible for Disclosure; No Independent Review or Opinions.

          The Company has assumed sole responsibility for compliance with the disclosure requirements of federal and state securities laws in connection with the offer and sale of the Shares. No law firm, accounting firm, securities broker/ dealer or other third party has conducted any due diligence review of the Company and its business and affairs or any disclosures with respect thereto, written or oral, made by the Company or others. The Company has agreed to indemnify and hold harmless its law firm for any claim, loss, damage or liability incurred as a result of violation of federal or state securities laws in connection with the disclosure obligations thereof. Notwithstanding the preparation of any documents or agreements related to the Company or this investment, the Company's law firm has not rendered any legal opinions concerning any aspect of the Company's business and affairs, including but not limited to, the validity or enforceability of any contracts, agreements, obligations or security interests related to an investment in the Company. By execution of this Subscription Agreement, the undersigned acknowledges that the Company is solely responsible for all disclosures to potential Investors concerning the Company and its business and affairs and that no legal opinions have been rendered by the Company's law firm as described above. For value received, the undersigned does hereby release the Company's law firm and its officers, directors, shareholders and employees from any claim, loss, liability or damage with respect to the foregoing.

     7.   Survival of Representations, Warranties, Covenants and Agreements:

          The representations, warranties, covenants and agreements contained herein shall survive the delivery of, and the payment for, the Shares.

     8.   Notices:

          Any and all notices, designations, consents, offers, acceptances or any other communication provided for herein shall be given in writing by registered or certified mail which shall be addressed to, in the case of the Company, [Swiss American Capital Management, Inc.]; and in the case of the Investor, to the address set forth in this Subscription Agreement or otherwise appearing on the books of the Company or his residence or to such other address as may be designated by him in writing.

     9.   Miscellaneous:

          This Subscription Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware, both substantive and remedial. The section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Subscription Agreement. This Subscription Agreement shall be enforceable in accordance with its terms and be binding upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, executors and administrators, but this Subscription Agreement and the respective rights and obligations of the parties hereunder shall not be assignable by any party hereto without the prior written consent of the other. This Subscription Agreement represents the entire understanding and agreement between the parties hereto with respect to the subject matter hereof; supersedes all prior negotiations, letters and understandings relating to the subject matter hereof; and cannot be amended, supplemented or modified except by an instrument in writing signed by the party against whom enforcement of any such amendment, supplement or modification is sought. In the event of any litigation between the parties to this Subscription Agreement relating to, or arising out of, this Subscription Agreement, the prevailing party shall be entitled to an award of reasonable attorney's fees and costs, whether incurred before, during or after trial or at the appellate level. The failure or finding of invalidity of any provision of this Subscription Agreement shall in no manner affect the right to enforce the other provisions of same, and the waiver by any party of any breach of any provision of this Subscription Agreement shall not be construed to be a waiver by such party of any subsequent breach of any other provision.

      IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this 29th day of April, 1997.

                              KILGARVAN INVESTMENT &
                              HOLDING COMPANY, LIMITED


                              /s/ Dr. F. Kunzli
                              Print Name: Dr. F. Kunzli
                              Title: Director


                              /s/ P. Seeholzer
                              Print Name: P. Seeholzer
                              Title:  Director


SUBSCRIPTION ACCEPTED:

(DE) U.S. ENVIRONMENTAL, INC.,
a Delaware corporation

By: /s/ Max Schmid
Print Name:  Max Schmid, President


MTC/ej/127254
4/28/97

                                 Exhibit 10.18

                        REGULATION S INVESTOR REPRESENTATION
                             AND SUBSCRIPTION AGREEMENT
U.S. Environmental, Inc.
630 Parkview Tower
First Avenue
King of Prussia, PA 19406

Gentlemen:

     1. Subscription. The undersigned subscriber (the "Purchaser") hereby irrevocably subscribes for and agrees to purchase 2,000,000 shares of U.S. Environmental, Inc., a Delaware corporation (the "Company"), Common Stock, par value $.0001 in accordance with the terms hereof in consideration of $150,000.

     2. Representation and Warranties. The Purchaser hereby acknowledges, represents and warrants to and agrees with the Company as follows:

          (a) The Purchaser represents and warrants that it is not (1) a U.S. person (as defined in Rule 902(o) of Regulation S) or as set forth in Schedule "A" attached hereto).

          (b) The Purchaser acknowledges that the offer and sale of the Shares is not taking place within the United States, but rather in an offshore transaction. "United States" means the United States of America, its territories and possessions, and any state of the United States, and the District of Columbia. At the time the buy order for the Shares was originated, the Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this agreement.

          (c) The Purchaser acknowledges its understanding that the offer and sale of the Shares intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Regulation "S" promulgated thereunder.

          (d) The Purchaser acknowledges that the Shares have not been registered under the Act and, therefore, cannot be offered or sold in the United States or to U.S. persons for a period of a minimum of 40 days from the sale of securities, unless the Shares are registered under the Act, or an exemption from the registration requirements of the Act is available.

          (e) The Purchaser represents and warrants that if the certificate(s) is requested by the Purchaser to be issued in the name of a nominee, each and every beneficiary for which said certificate(s) is held by the nominee will be non-U.S. persons, as defined in Rule 902(o) of Regulation
S. The Purchaser acknowledges that this Agreement and any certificate representing the Shares issued under this Agreement shall bear the restrictive legend set forth in Paragraph 2(j) of this Subscription Agreement. The Purchaser further acknowledges that the Company will effect a conveyance only in accordance with the regulations of Regulation S; the Company further agrees, subject to Regulation S, that upon lapse of the date inserted in the legends as described in Paragraph 2(j), the Company will, upon request of the Purchaser, reissue the certificate(s) within forty eight (48) hours, deleting said restrictive legend and any other encumbrances.

       (f) The Purchaser is not purchasing the Shares with the present intention of "distributing" the Shares on behalf of the Company or a "distributor" as defined in Regulation S, or any of the affiliates in the United States or to a U.S. person.

       (g) The Purchaser represents and warrants and hereby agrees that all offers and sales of the Shares by the Purchaser in the United States or to a U.S. person or otherwise shall be made only pursuant to our registration of the Shares, under the Act or an exemption from registration.

       (h) The Purchaser acknowledges that the Shares cannot be sold by it in the United States as part of a "distribution" plan as such term is defined in the Federal Securities Laws of the United States.

       (i) The Purchaser is not a "distributor" as defined in Regulation S. No "distributor" has been relied upon by the Purchaser to facilitate its purchaser of the Shares.

       (j) The Purchase acknowledges that this Subscription Agreement and any certificate representing the Shares issued pursuant to this Subscription Agreement shall bear the following restrictive legend and stop-transfer instructions will be issued to any transfer agent of such Shares to insure compliance with the provisions of Regulation S and the Securities Act:

          "These Shares have been issued subject to Regulation "S" as an exemption to the registration provisions under the Securities Act of 1933, as amended. These Shares cannot be transferred, offered or sold in the United States or to U.S. Persons (as defined in Regulation "S") until after ______________, 199__ (40 days from the Closing Date)."

          (k) The Purchaser has executed this Subscription Agreement outside of the United States.

          (l)  The Purchaser's name and place of business is as follows:

               Commodity Trade, Ltd.
               c/o Turicum Private Bank
               Turicum House
               315 Main Street
               P.O. Box 619
               Gibraltar

     IN WITNESS WHEREOF, the Purchaser has executed this Subscription Agreement on this _______ day of ______________________ 199__.

                              Commodity Trade, Ltd.
                              c/o Turicum Private Bank
                              Turicum House
                              315 Main Street
                              P.O. Box 619
                              Gibraltar

                              /s/ P. Seeholzer       /s/
                             --------------------------------
                                   (Signature and Title)

ACCEPTED BY:

U.S. ENVIRONMENTAL, INC.

By:  /s/ Thomas R. Tate

Title:  President

Dated:  November 20, 1996

MTC/ej/109970

                                 Exhibit 10.19

                        FINANCING REPRESENTATION AGREEMENT

    This Financing Representation Agreement ("Agreement") is entered into as of February ___, 1997 between Swiss American Capital Management, Inc., a Florida corporation ("Representative") and (DE) U.S. Environmental, Inc., a Delaware corporation and any of its assigns or joint venture partners ("Company").

     WHEREAS, the Company has certain rights to the technology for the development and construction of recycling virtrification plants and desires to retain the Representative to assist it in securing the financing necessary for the development and construction of virtrification plants using the Company's technology; and

     WHEREAS, the Representative has facilitated equity financings of the Company and this Financing Representation Agreement is a material and fundamental condition of such equity financings of the Company; and

     WHEREAS, the Representative is agreeable to and financially capable of providing financial services on the terms and conditions set forth below; and

     WHEREAS, the parties desire to set forth their understandings in writing.

     NOW, THEREFORE, consideration of the mutual agreements and covenants set forth in this Agreement, the sum of Ten Dollars ($10.00) and other good and valuable consideration, the parties agree as follows:

     1. Engagement of Representative. The Company engages the Representative as its non- exclusive representative worldwide, with the rights described in Section 2 below, to arrange for and provide financing for virtrification plants including but not limited to equipment cost, site preparation, construction costs, permitting, utility hook-up, legal costs, land acquisition or site lease and other project related costs. These costs shall constitute the project development contract amount as referred to hereinafter. The Company understands the Representative intends to utilize Special Purpose Vehicles ("SPV") to facilitate the financing for such projects. The Company is agreeable to assigning its rights to its interests in the assets, service and other contracts relating to such virtrification plant development, operation and construction to the SPV so that the SPV may collateralize and secure its fund raising efforts with the property, plant, equipment, service contracts and other assets relating to specific virtrification plant projects financed through the SPV.

     2. Right of First Refusal. The Company hereby grants the Representative the primary and initial notification for a right of first refusal for any vitrification plant projects requiring financing. Prior to the Company submitting a bid, Request for Proposal (RFP) response or other offer for development of a vitrification plant and the relating service agreement, the Company will provide the Representative with the relevant documentation setting forth the pricing structure for the bid. The Representative shall have, whenever possible, a 90-day period to evaluate the schedules of construction costs, operating expenses and their respective budgets to determine whether, at that pricing, it is willing to undertake the related project financing. If the Representative accepts the pricing structure set forth in the RFP bid or tender and so notifies the Company in writing within said (whenever possible) 90-day right of first refusal period, then the Representative shall have the right and obligation to facilitate the financing for the respective project. In turn, the Company agrees to assign the assets relating to that project and the related service and other contracts to the Representative or its SPV in order to facilitate the financing.

          During the 90-day evaluation period (whenever possible) by the Representative, the Company shall have the right to explore alternative financing options, should the Representative not accept the bid.

     3. Role of the SPV. The Representative through its SPV's (operating under a trust indenture), will be responsible for the necessary funding for the entire project including: the disbursement of all funds relating to the construction (payment schedules to be agreed between the Company and the Representative for each individual project, which include and incorporate the interests of the Company described in Paragraph 4 below), which include but are not limited to operating expenses, maintenance expenses, plant management, transportation (where applicable) and other related expenses. The SPV will have ninety (90) days from the date of executing a final project award contract to secure a funding commitment for the project. Any extension shall require the mutual consent of all parties to this agreement.

     4. Interest of Company. The parties understand that the SPV will only have rights to the project and related service and other contracts to the extent the SPV is able to facilitate funding as outlined herein for a specific project. The SPV will use its best efforts and endeavor, subject to economic feasibility and the consent of the other parties necessary to consummate the funding structured by the SPV, including but not limited to the trustee, letter of credit or other credit enhancement provider, bonding company or rating agency to provide the Company with the following rights as it relates to a specific project funding:

          The Company will receive 40% of the project development contract amount upon closing of the funding arranged by the SPV for that project. Thereafter, 10% of the project contract amount shall be paid to the Company every 60 days.

          The Company will receive a management fee. This fee will be solely for the purpose of reimbursing the Company for its expertise in the overall management of the facility. It will not include operation, maintenance or any other expenses associated with the facility. During the first year of operation, the Company will receive a management fee as follows. The fee paid shall not exceed $100,000 per month for a standard 600TPD plant as contemplated in the Town of Hempstead RFP. The monthly fee will be a minimum of $80,000 per month for a standard 600 TPD plant as contemplated in the Hempstead RFP. After the first year of operation, the Company will receive a management fee based on a percentage of actual operating costs and include an incentive for meeting or coming in under budget projections. The specific project management fee will be outlined and attached hereto as an addenda.
The specific project management fee addenda will be negotiated prior to final commitment of the parties to the project.

     5. Term. This Agreement is non-cancelable unless mutually agreed upon in writing by both parties. The proposed Town of Hempstead project is part of this Agreement.

     6. Confidentiality. The parties will hold, and will cause their respective officers, directors, employees, agents, consultants, to hold, in strict confidence, unless compelled to disclose by judicial or administrative process, other requirements of law, all confidential documents and confidential information concerning the other party furnished to it by the other party or such parties, officers, directors, employees, agents, consultants, or representatives in connection with this agreement or the transactions contemplated herein. To the extent a party marks any information, documents, or schedules as "Confidential" it will be treated as confidential for purposes of this Agreement. It is understood and should be noted that a portion of this information has been drawn from research sources clearly in the public domain. A portion of other information remain "common reasoning". Such previous public knowledge on the part of the parties shall not be allowed as a reason to excuse the parties from honoring this agreement.

     7. Amendment. No amendment to this Agreement shall be valid unless such amendment is in writing and is signed by authorized representatives of all parties to this Agreement.

     8. Waiver. Any of the terms and conditions of this Agreement may be waived at any time and from time to time in writing by the party entitled to the benefit thereof, but a waiver in one instance shall not be deemed to constitute a waiver in any other instance. A failure to enforce any provision of this Agreement shall not operate as a waiver of the provision or of any other provision hereof.

     9. Severability. In the event that any provision of this Agreement shall be held to be invalid, illegal or unenforceable in any circumstances, the remaining provisions shall nevertheless remain in full force and effect and shall be construed as if the unenforceable portion or portions were deleted.

     10. Governing Law/Dispute Resolution. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware. Disputes shall be resolved through AAA arbitration proceedings. Venue for any arbitration shall be Bermuda.

     11. Notices. All notices, requests, payments, instructions, claims or other communications hereunder shall be in writing and shall be deemed to be given or made when delivered by first-class, registered or certified mail to the following address or addresses or such other address or addresses as the parties may designate in writing in accordance with this Section:

          If to Company: U.S. Environmental, Inc.
                         630 Parkview Tower
                         First Avenue
                         King of Prussia, PA 19406

          If to Representative:    Swiss American Capital Management, Inc.
                                   201 E. Kennedy Boulevard, Suite 1900
                                   Tampa, FL 33602

     12. Publicity. All press release or public announcements regarding this Agreement or future project financings shall be in a form that is mutually agreeable

     13. Assignment. Except for the Representatives rights to assign rights to the SPV's this agreement is not assignable by either party without the prior written consent of the other party which shall not be unreasonably withheld.

     14. Execution in Counterparts. This Agreement may be executed by the parties in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement. This Financing Representation Agreement supersedes and restates the previous agreement entered into between the parties on or about November 20, 1996.

               DATED as of February 28, 1997


                         (DE) U.S. ENVIRONMENTAL, INC.
                          /s/ Maurice Spatt

                         By:  Maurice Spatt
                         Its: President


                         SWISS AMERICAN CAPITAL MANAGEMENT, INC.

                            /s/ Thomas P. Dolan
                         By:    Thomas P. Dolan
                         Its:   President



MTC/ej/110142
2/24/97


                      JOINDER OF JOINT VENTURE PARTNER

      Tully Construction Co., as a joint venture partner for the Town of Hempstead RFP, has no objection to the Financing Representation Agreement between Swiss American Capital Management, Inc. and U.S. Environmental, Inc. This representation is limited in scope specifically to the Town of Hempstead RFP and the Joint Venture agreement between Tully and U.S. Environmental. Inc.


                         TULLY CONSTRUCTION CO., INC.

                          /s/ Peter K,. Tully
                         By:  Peter K. Tully
                         Its: President







MTC/ej/110142
2/24/97

                               Exhibit 10.20
                            MANAGEMENT AGREEMENT


   THIS AGREEMENT made as of this 18th day of April, 1997, between (DEL) U.S. Environmental, Inc., a Delaware corporation, hereinafter called "Company", and Swiss American Capital Management, Inc., a Florida corporation qualified to do business in Florida ("Manager").

     WHEREAS, Manager shall operate the business and affairs of the Company for the benefit of the Shareholders; and

     WHEREAS, Manager has the expertise to provide the services offered by the Company on behalf of the Shareholders;

    WHEREAS, Company desires to engage Manager to manage the operation of the business and Manager desires to accept such engagement;

     NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, Company and Manager agree as follows:

     1. Employment of Manager. Owner hereby appoints Manager and Manager hereby accepts the appointment as manager to provide the Services.

     2. Term. The services of Manager shall commence upon the date of this Agreement, and shall continue until terminated as provided under Paragraph
7. The terms of this Agreement are contemplated to and shall survive the date of termination of Manager's services hereunder.

     3. Manager's Duties - General. From the effective date of this Agreement until the date of its termination, Manager shall be responsible for all operations, regulatory compliance, sales and marketing provided by the Company. The determination of Manager as to amounts to be expended for such purposes shall be final and Company will make available to Manager all monies deemed necessary by Company for Manager to fulfill its responsibilities under this Agreement.

     4. Specific Duties of Manager. During the period of this Agreement, Manager shall use its best efforts in the management and operation of the business of the Company so that the Company will be operated and maintained in a first quality manner.

          a. Submit before the beginning of each operating year and before the same date of each year thereafter an estimated profit and loss statement for the ensuing operating year, including a schedule of revenues and budget estimates in detail for repairs, maintenance, replacements, promotional and marketing efforts, and capital expenditures for each ensuing year. (All budget estimates are hereinafter referred to collectively as the "Annual Plan.")

        b. Establish and supervise accounting functions, with appropriate accounting and cost control systems. Manager shall cause to be prepared and filed all necessary reports with respect to withholding taxes, social security taxes, unemployment insurance, disability insurance, the Fair Labor Standards Act, and all other statements and reports pertaining to labor employed on Company's payroll in or about the Properties, if any.

          c. Make available to Company, the services of Manager's specialized expertise through duly licensed and competent personnel which would be useful in the performance of Manager's specific responsibilities hereunder, including its operation of the Company in conformity with all SEC rules and regulations for the operation of a publicly held corporation.

          d. Arrange for compliance with all statutes, ordinances, laws, rules, regulations, orders, and determinations affecting or issued in connection with the business of Company.

     5. Manager's Compensation During Operating Period. As compensation for the services to be rendered by Manager, Company will pay to Manager on each monthly anniversary date of this Agreement a sum to be mutually agreed upon by Company and Manager. Company shall be responsible for all expenses which Manager incurs in performing its duties hereunder and will make monies available to Manager on a timely basis. Notwithstanding any other provision hereof, Manager shall be entitled to additional reasonable compensation for services rendered to Company at Company's request and not specified as Manager's responsibility under this Agreement, including without limitation and by way of example the supervising of attorneys and other professionals hired to represent Company's interests.

     6.   Insurance.

          a. Manager shall maintain insurance of such kinds and amounts as Company shall be required to carry pursuant, as well as any other insurance that Company or any governmental entity shall require.

          b. Periodically, Manager shall furnish Company with a schedule setting forth the kinds and amounts of insurance then in force and the names of the insurers, and also setting forth such additional kinds and amounts of insurance as Manager then intends to procure. Promptly following the submission of each such schedule, Company shall notify Manager of any change in the kinds and amounts of insurance then in force or intended to be procured by Manager which Company shall elect to make and Manager shall forthwith apply for and obtain, if obtainable, endorsements to reflect any such change in the insurance then in force and such additional kinds and amounts of insurance as Company designates. All such additional insurance shall be obtained from such companies and through such brokers as Company shall direct.

          c. All policies of insurance shall name as the insureds thereunder Company, Manager and such other parties as may be required by the provisions of any mortgage, as their respective interests may appear. All policies of hazard insurance shall include loss payment clauses in the form required by any mortgage or lease. All insurance shall be obtained at Company's expense. The originals of all policies of insurance and duplicates thereof shall be delivered to Owner and to the holder of any mortgage as Company shall direct.

          d. Provided Manager shall procure and keep in force all of the procurable insurance required to be obtained by Manager pursuant to the foregoing provisions of this Paragraph 6, neither Company nor Manager shall assert against the other any claims for losses, damages, liability, or expenses (including attorneys' fees) incurred or sustained by either of them, to the extent that the same are covered by such insurance, on account of damage or injury to person or property arising out of the ownership, operation, or maintenance of the Properties. To the extent that the same exceed the amount covered by such insurance, such excess shall be paid by Company.

          e. Company and Manager shall each give prompt notice to the other of any claims made against either of them in connection with the Company and shall cooperate fully with each other and with any insurance carrier to the end that all such claims will be properly investigated and defended. Manager shall not hire any attorneys to defend any such claim against Company without Company's consent.

     7. Termination of Agreement. This Agreement and the employment of Manager shall be terminated and, except as to liabilities or claims which shall have accrued or arisen prior to such termination, all obligations hereunder shall cease upon the happening of any of the following events:

         a. If there shall be filed by Manager or Company in any court pursuant to any statute either of the United States or of any state a petition in bankruptcy or insolvency, or for a reorganization, or for the appointment of a receiver or trustee of all or a substantial portion of its property, or if Manager or Company makes an assignment for or petitions for or enters into an arrangement for the benefit of creditors, or if a petition in bankruptcy is filed against Manager which is not discharged within ninety (90) days thereafter.

         b. The giving of notice by Manager that it has elected, for any reason whatsoever, not to provide the services of Manager for the operations of the Company.
         c. Upon the giving of written notice by either party to the other of its election to terminate this Agreement, which termination shall be effective upon appointment by Company of a successor manager for the Company, but in any event no later than thirty (30) days after the giving of such notice.

          d. The occurrence of a default hereunder on the part of any party, if written notice of such default is given to the defaulting party and such default is not cured within a reasonable time thereafter, not to exceed thirty
(30) days.

     8. Prohibition of Assignment. Manager shall not assign this Agreement or any of its rights hereunder; nor shall this Agreement or any of Manager's rights or obligations hereunder be transferable on Manager's part by operation of law or otherwise, except by merger or consolidation with another entity if the operating personnel of the surviving entity at the time of such merger or consolidation shall be substantially the same as the operating personnel of Manager.

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be executed on the day and year first above written.

WITNESSES:                         COMPANY:

                                   (DEL) U.S. ENVIRONMENTAL, INC., a
                                           Delaware corporation

/s/ Deborah Pease                   By:  /s/ Max P. Schmid

Print Name: Deborah Pease           Its:  President




                                   MANAGER:

                                   SWISS AMERICAN CAPITAL
                                   MANAGEMENT, INC., a Florida Corp.

/s/ Deborah Pease                  By:  /s/ Thomas P. Dolan

Print Name: Deborah Pease          Its: President

                                 Exhibit 10.21

                                  AGREEMENT


   This Agreement is made and entered into on the 29th day of September, 1997, by and between (DEL) U.S. ENVIRONMENTAL, INC. ("Company"), and ERNIE MICCICHE ("Micciche").

                                  WITNESSETH:

     WHEREAS, Micciche loaned the Company the principal amount of $16,646.00 as evidenced by a promissory note (the "Note").

     WHEREAS, the Note which was due on June 17, 1992 with interest accruing at the rate of 18% from the date of issuance, is currently in default and has accrued interest in the amount of $15,981.46.

     WHEREAS, Micciche is able to provide the original Note.

     WHEREAS, the Company wishes to cancel the original Note and as payment in full issue to Micciche 100,000 restricted shares of Company stock according to the terms set forth below.

     WHEREAS, Micciche desires for the Company to cancel the original Note and as payment in full issue to Micciche 100,000 shares of Company stock according to the terms set forth below.

     NOW, THEREFORE, in consideration of the mutual promises herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

     1. Cancellation of Note. Upon execution of this Agreement, the Company will cancel the Note.

     2. Release. Except for the obligations as set forth in Sections 1 through 3 of this Agreement, Micciche does hereby and by these presents, for itself, its successors and assigns, fully remise, release, acquit and forever discharge the Company its successors and assigns, of any and all rights, claims, demands, actions and causes of action of any nature whatsoever, whether arising at law or in equity, by reason of any matter, cause, happening or thing from the beginning of time occurring prior to and including the date of this Agreement.

     3. Governing Law. This Agreement has been executed and delivered and its terms and provisions are to be governed and construed by the laws of the State of Florida.

     4. Binding Effect. This Agreement shall be binding upon and shall insure to the benefit of the respective parties hereto and their respective heirs, personal representatives, successors and assigns.

    IN WITNESS WHEREOF, the parties have caused this Agreement to be executed the day and year first above written.


WITNESSES:                             COMPANY:

                                       (DEL) U.S. ENVIRONMENTAL, INC.

/s/ Thomas P. Dolan                    By: /s/ M. Schmid     M. Schmid
Print Name: Thomas P. Dolan            Title: President

_____________________________
Print Name: ___________________

WITNESSES:                             MICCICHE:



/s/ Jennifer McCormick                 /s/ Ernie Micciche
Print Name: Jennifer McCormick         ERNIE MICCICHE

_____________________________
Print Name: ___________________

MTC/ej/139068
9/30/97

                                   AGREEMENT

     This Agreement is made and entered into on the 29th day of September, 1997, by and between (DEL) U.S. ENVIRONMENTAL, INC. ("Company"), and LOUIS SEPE, and MARIA SEPE, his wife (jointly "Sepe").

                                  WITNESSETH:

    WHEREAS, Sepe loaned the Company the principal amount of $66,187.00 as evidenced by two promissory notes, one in the amount of $12,500.00 and one in the amount of $53,687.00 (the "Notes").

     WHEREAS, the Notes which were due on June 17, 1992 with interest accruing at the rate of 18% from the date of issuance, are currently in default and have accrued interest in the amount of $92,313.00.

     WHEREAS, Sepe may not be able to locate the original Notes.

     WHEREAS, the Company wishes to cancel the original Notes and issue a new note to Maria Sepe for the amount of $66,000.00 to be paid over a period of 33 months at $2,000.00 a month, beginning October 15, 1997 and to issue to Louis Sepe 1,000,000 restricted shares of Company's stock dated September 29, 1997 according to the terms set forth below.

     WHEREAS, Sepe desires for the Company to cancel the original Notes and issue a new note to Maria Sepe for the amount of $66,000.00 to be paid over a period of 33 months at $2,000.00 a month and to issue to Sepe 1,000,000 restricted shares of Company stock according to the terms set forth below.

     NOW, THEREFORE, in consideration of the mutual promises herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

     1. Cancellation of Notes. Upon execution of this Agreement, the Company will cancel the Notes.

     2. Issuance of New Notes. Upon execution of this Agreement, the Company will issue a new note to Maria Sepe for the amount of $66,000.00 at no interest to be paid over a period of 36 months at the rate of $2,000.00 per month.

     3. Restricted Shares. Upon execution of this agreement the Company will issue 1,000,000 restricted shares to Louis Sepe for satisfaction of interest due on the Notes and services rendered by Louis Sepe to the Company (the "Shares"). The Shares will be restricted for two (2) years from the date of issuance. All voting rights for the Shares will be transferred to the Board of Directors of the Company by proxy for the two (2) year restricted period. The 1,000,000 shares of the Company stock will be held in escrow according to the terms set forth below.

     4. Escrow of Shares. The 1,000,000 shares shall be held in escrow in a trust account at the law firm of Johnson, Blakely, et al. The shares are to be released at the end of the 2 year period. The Shares shall be issued on September 29, 1997 and remain Company restricted, throughout the full two year period as set forth in Section 3 above.

     5. Release. Except for the obligations as set forth in Sections 1 through 4 of this Agreement, Sepe does hereby and by these presents, for itself, its successors and assigns, fully remise, release, acquit and forever discharge the Company its successors and assigns, of any and all rights, claims, demands, actions and causes of action of any nature whatsoever, whether arising at law or in equity, by reason of any matter, cause, happening or thing from the beginning of time occurring prior to and including the date of this Agreement.

     6. Governing Law. This Agreement has been executed and delivered and its terms and provisions are to be governed and construed by the laws of the State of Florida.

     7. Binding Effect. This Agreement shall be binding upon and shall insure to the benefit of the respective parties hereto and their respective heirs, personal representatives, successors and assigns.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed the day and year first above written.

WITNESSES:                         COMPANY:

                                   (DEL) U.S. ENVIRONMENTAL, INC.

/s/ Thomas P. Dolan                By:  /s/ M. Schmid     M. Schmid
Print Name: Thomas P. Dolan        Title: President

_____________________________
Print Name: ___________________

WITNESSES:                         SEPE:



/s/ Herbert I. Hollander           /s/ Louis Sepe
Print Name: Herbert I. Hollander   Louis Sepe

_____________________________
Print Name: ___________________

/s/ Herbert I. Hollander           /s/ Maria Sepe
Print Name: Herbert I. Hollander   Maria Sepe

_____________________________
Print Name: ___________________

MTC/ej/139065
9/30/97

                          TERM NOTE PROMOSSORY NOTE



                                                           September 29, 1997
$66,000                                                    July 15, 2000


FOR VALUE RECEIVED, the undersigned, (DEL) U.S. Environmental, Inc. , a Delaware corporation (the "Borrower"), HEREBY UNCONDITIONALLY PROMISES TO PAY to the order of Maria Sepe (the "Lender), the principal sum of sixty six thousand DOLLARS ($66,000.00), in thirty three (33) equal consecutive installments of two thousand DOLLARS ($2,000.00), commencing on October 15, 1995, with subsequent installments payable on the fifteenth day of every month thereafter, and with last such installment to be due and payable on the Final Maturity Date of July 15, 2000. This note may be prepaid, at any time in whole or in part, without penalty.

This note shall at the option of the holder hereof be immediately due and payable upon the failure to make any payment due hereunder within 90 days of its due date.

The undersigned and all other parties to this note, whether as endorsers, guarantors or sureties, agree to remain fully bound hereunder until this note shall be fully paid and waive demand, presentment and protest and all notices thereto and further agree to remain bound, notwithstanding any extension, renewal, modification, waiver, or other indulgence by any holder or upon the discharge or release of any obligor hereunder or to this note, or upon the exchange, substitution, or release of any collateral granted as security for this note. Any holder hereundersigned shall have no recourse upon the assets of the borrower or obligor beyond those assets assigned to the holder hereundersigned. No modification or indulgence by any holder hereof shall be binding unless in writing; and any indulgence on any one occasion shall not be an indulgence for any other or future occasion. Any modification or change of terms, hereunder granted by any holder hereundersigned, and each of the undersigned, notwithstanding the acknowledgment of any of the undersigned, and each of the undersigned does hereby irrevocably grant to each of the others a power of attorney to enter into any such modification on their behalf. The rights of any holder hereof shall be cumulative and not necessarily successive.

This note shall take effect as a sealed instrument and shall be construed, governed and enforced in accordance with the laws of the State first appearing at the head of this note. The undersigned hereby execute this note as principals and not as sureties








------------------------------------------------------------------------------
TERM PRMISSORY NOTE                   1                     September 29, 1997
Maria Sepe
signed in the presence of:



/s/ Deborah Pease  September 29, 1997
-------------------------------------
Witness                   Date
                                  /s/ Max Schmid    September 29, 1997
                                  --------------------------------------
                                  Borrower:                Date
                                  (DEL) U.S. Environmental, Inc.

                                  President
                                  --------------------------------------
                                  Title

/s/ Deborah Pease  September 29, 1997
Witness                   Date

                                   /s/ Maria Sepe    September 29, 1997
                                  --------------------------------------
                                   Lender:                 Date
                                   Maria Sepe





























------------------------------------------------------------------------------
TERM PRMISSORY NOTE                   2                     September 29, 1997
Maria Sepe

                                   Exhibit 24.1

                               IRREVOCABLE PROXY


     I, Louis J. Sepe, shareholder of (DEL) U.S. Environmental, Inc., a Delaware corporation ("Corporation"), do hereby irrevocably appoint the Chairman of the Board of Directors of the Corporation to be my proxy agent (with full power of substitution) and to vote one million of my shares in the corporation (issued in payment of interest accrued, in the amount of $92,313.00 on two promissory notes) with respect to all matters submitted to the shareholders at all meetings of the shareholders, or any adjournment thereof, and in all consents to any actions taken without a meeting. This appointment shall continue for two years from this date, and during said period, my proxy shall have all the power that we would posses with respect to the voting of my shares and granting consent. I hereby ratify and confirm all acts that my proxy shall do or cause to be done by virtue of and within the limitations set forth in this proxy.

     I hereby revoke all proxies previously given by me with respect to all my shares in the Corporation other than the above one million shares.

     I hereby waive my right to cancel this Irrevocable Proxy at any time during the time period described herein. I hereby acknowledge that this irrevocable proxy is coupled with an interest as described as follows:

       The granting of this proxy is a condition of the issuance to me of the shares for which this proxy is being granted.

IN WITNESS WHEREOF, I have executed this proxy on this 25th day of October, 1997.


                                        /s/ Louis J. Sepe
                                        __________________
                                        Louis J. Sepe