Form 10QSB
period 1996-12-31
U S ENVIRONMENTAL INC
filed 1998-09-11
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1996
                                        -----------------

         [   ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-17963

                            U.S. ENVIRONMENTAL, INC.
                            -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    DELAWARE                    11-2906904
                    --------                    ----------
       (State or Other Jurisdiction of       (I.R.S. Employer
        Incorporation or Organization)      Identification No.)

          8130 66th Street North, Suite 6, Pinellas Park, Florida 33781
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 548-4300
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
    ---      ---

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1996 was 45,891,909.

     Transitional Small Business Disclosure Format:

Yes       No X
    ---     ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1996 and September 30, 1996..................      1
         Consolidated Statements of Operations -
           Three months ended December 31, 1996 and 1995.............      2

         Notes to Consolidated Financial Statements..................      3

Part II - Other Information
---------------------------

Item 1. Legal Proceedings............................................      4

         Signatures..................................................      4

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                           Consolidated Balance Sheets




                                                                                December 31,       September 30,
                                                                                    1996               1996
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                (unaudited)
Assets
Current assets
     Cash                                                                   $           44,715   $        351,713
     Prepaid expenses                                                                   55,500              5,500
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current assets                                                         100,215            357,213
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Property and equipment                                                                 252,319                478
     Less accumulated depreciation                                                       5,971                372
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                       246,348                106
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                        1,530              1,530
     License, net of accumulated amortization                                        1,538,815          1,538,815
     Patent, net of accumulated amortization                                           669,083            669,083
     Prepaid rent and other assets                                                           -                  -
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                     2,209,428          2,209,428
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total assets                                                               2,555,991          2,566,747
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                      62,833             92,833
      Others                                                                            23,938            148,000
     Accounts payable & accrued expenses                                               317,829            370,210
     Current portion of notes payable and long-term debt                                24,000                  -
     Accrued interest                                                                        -                  -
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    428,600            611,043
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                          120,000                  -
     Stock payable                                                                           -                  -
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                              120,000                  -
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            548,600            611,043
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      45,891,909 and 43,891,909 issued and outstanding, respectively                     4,589              4,389

     Additional paid-in capital                                                      5,375,368          5,225,568
     Deficit accumulated during the development stage                               (3,372,566)        (3,274,253)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                 2,007,391          1,955,704
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                        $        2,555,991   $      2,566,747
                                                                              =================   ================
                                                                              =================   ================



See notes to consolidated financial statements.

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      Consolidated Statements of Operations


                                                                                               February 18, 1988
                                                            For the Three Months Ended           (Inception) to
                                                         ---------------------------------     -------------------
                                                           December 31,        December 31,       December 31,
                                                             1996                1995                 1996
                                                         -------------       -------------     -------------------
                                                         (unaudited)         (unaudited)          (unaudited)


Revenue from demonstration fees                        $            -      $            -    $            275,000
                                                         -------------       -------------     -------------------

Development stage expenses
     Research and development                                       -                   -                 169,020
     General and administrative                                92,715              17,400               2,109,322
     Depreciation and amortization                              5,598              89,145               1,404,341
                                                         -------------       -------------     -------------------

                Total development stage expenses               98,313             106,545               3,682,683
                                                         -------------       -------------     -------------------

Net development stage expenses                                 98,313             106,545               3,407,683
                                                         -------------       -------------     -------------------

Other income (expense)
     Interest expense                                               -                   -                       -
     Interest income                                                -                   -                   1,429
     Miscellaneous income                                           -                   -                       5
     Loss on impairment of assets                                   -                   -                  (2,388)
                                                         -------------       -------------     -------------------

                Total other income (expense)                        -                   -                    (954)
                                                         -------------       -------------     -------------------

                Net loss before income taxes and
                    extraordinary gain                        (98,313)           (106,545)             (3,408,637)
Income taxes
     Deferred income tax benefit                                    -                   -                       -
                                                         -------------       -------------     -------------------

                Net loss before extraordinary gain            (98,313)           (106,545)             (3,408,637)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                      -                   -                  36,071
                                                         -------------       -------------     -------------------

Net loss                                               $      (98,313)     $     (106,545)   $         (3,372,566)
                                                         =============       =============     ===================

Loss per common share
     Loss before extraordinary gain                                 -                   -                   (0.13)
     Extraordinary gain on forgiveness of debt                      -                   -                    0.001
     Net loss per common share                         $       (0.002)     $       (0.003)   $              (0.13)
                                                         =============       =============     ===================

Weighted average number of
     common shares outstanding                             44,780,798          34,435,163              25,357,621
                                                         =============       =============     ===================






See notes to consolidated financial statements.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1996 of U.S Environmental, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods.

Note 3 - Subsequent events

In November 1996 the Company pursuant to Regulation S issued 2,000,000 shares of Company Common Stock to Commodity Trade, Ltd., Gibraltar, a foreign outside investor for $150,000. The proceeds of this transaction were allocated towards the purchase of EFIC's interest in the demonstration facility at Niagara Falls, New York as part of the bankruptcy proceedings against EFIC. As part of the acquisition the Company also prepaid a three-year lease for the exclusive use of the building housing the demonstration facility.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 5.           Other Information


Item 6.           Exhibits and reports on Form 8K

         Form 8K, dated November 20, 1996 is incorporated herein by reference.

         Exhibit 1. Regulation S Investor Representation and Subscription Agreement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    U.S Environmental, Inc.

Dated : 9/2/98                                      /s/ Robert W. Lewis
                                                    -------------------
                                                    Robert W. Lewis
                                                    Chief Financial Officer