Form 10QSB
period 1997-06-30
U S ENVIRONMENTAL INC
filed 1998-09-11
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997
                                        -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 1997 was 76,693,303.

     Transitional Small Business Disclosure Format:

Yes       No X
    ---     ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index


                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           June 30, 1997 and September 30, 1996.........................     1
         Consolidated Statements of Operations -
           Three months and nine months ended June 30, 1997 and 1996....     2

         Notes to Consolidated Financial Statements..................... 3 - 4

Part II - Other Information

Item 1. Legal Proceedings...............................................     5

         Signatures.....................................................     5

                                 (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                          Consolidated Balance Sheets

                                                                                 June 30,        September 30,
                                                                                   1997               1996
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                (unaudited)
Assets
Current assets
     Cash                                                                  $          149,825    $       351,713
     Accounts receivable                                                                5,000                  -
     Prepaid expenses                                                                  55,500              5,500
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total current assets                                                        210,325            357,213
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Property and equipment                                                                252,319                478
     Less accumulated depreciation                                                     10,311                372
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                      242,008                106
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                       1,530              1,530
     License, net of accumulated amortization                                       1,538,815          1,538,815
     Patent, net of accumulated amortization                                          669,083            669,083
     Prepaid rent and other assets                                                          -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                    2,209,428          2,209,428
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total assets                                                              2,661,761          2,566,747
                                                                              ================  =================
                                                                              ================  =================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                     62,832             92,833
      Others                                                                           30,542            148,000
     Accounts payable & accrued expenses                                              221,534            370,210
     Current portion of notes payable and long-term debt                               24,000                  -
     Accrued interest                                                                       -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total current liabilities                                                   338,908            611,043
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                         120,000                  -
     Stock payable                                                                          -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
          Total long-term debt, net of current maturities                             120,000                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total Liabilities                                                           458,908            611,043
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      76,693,303 and 43,891,909 issued and outstanding, respectively                    7,669              4,389

     Additional paid-in capital                                                     5,732,894          5,225,568
     Deficit accumulated during the development stage                              (3,537,710)        (3,274,253)
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total stockholders' equity                                                2,202,853          1,955,704
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total liabilities and stockholders' equity                       $        2,661,761   $      2,566,747
                                                                              ================  =================
                                                                              ================  =================



See notes to consolidated financial statements.

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                       Consolidated Statements of Operations


                                                                                                                February 18, 1988
                                              For the Three Months Ended       For the Nine Months Ended        (Inception) to
                                              ---------------------------      ---------------------------      ---------------
                                               June 30,        June 30,         June 30,        June 30,           June 30,
                                                 1997            1996             1997            1996               1997
                                              ------------     ----------      ------------     ----------      ---------------
                                              (unaudited)      (unaudited)     (unaudited)      (unaudited)      (unaudited)

Revenue from demonstration fees               $         -      $       -        $    5,000      $       -     $        280,000
                                              ------------     ----------      ------------     ----------      ---------------

Development stage expenses
    Research and development                            -              -                 -              -              169,020
    General and administrative                    288,020           (600)          448,607         19,300            2,465,214
    Depreciation and amortization                   4,253              -            14,104         84,640            1,412,847
                                              ------------     ----------      ------------     ----------      ---------------

             Total development stage expenses     292,273           (600)          462,711        103,940            4,047,081
                                              ------------     ----------      ------------     ----------      ---------------

Net development stage expenses                    292,273           (600)          457,711        103,940            3,767,081
                                              ------------     ----------      ------------     ----------      ---------------

Other income (expense)
    Interest expense                                    -              -            (3,512)             -               (3,512)
    Interest income                                   218              -               218              -                1,647
    Miscellaneous income                                -              -                 -              -                    5
    Loss on impairment of assets                        -              -                 -              -               (2,388)
                                              ------------     ----------      ------------     ----------      ---------------

             Total other income (expense)             218              -            (3,294)             -               (4,248)
                                              ------------     ----------      ------------     ----------      ---------------

             Net loss before income taxes and
                extraordinary gain               (292,055)           600          (461,005)      (103,940)          (3,771,329)
Income taxes
    Deferred income tax benefit                         -              -                 -              -                    -
                                              ------------     ----------      ------------     ----------      ---------------

             Net loss before extraordinary gain  (292,055)           600          (461,005)      (103,940)          (3,771,329)
Extraordinary gains
    Extraordinary gain on forgiveness of debt           -              -           197,548              -              233,619
                                              ------------     ----------      ------------     ----------      ---------------

Net income (loss)                             $  (292,055)     $     600       $  (263,457)     $(103,940)    $     (3,537,710)
                                              ============     ==========      ============     ==========      ===============

Loss per common share
    Loss before extraordinary gain                 (0.005)         0.000            (0.009)         0.000               (0.146)
    Extraordinary gain on forgiveness of debt       0.000          0.000             0.004          0.000                0.009
    Net income (loss) per common share        $    (0.005)     $   0.000       $    (0.005)     $   0.000     $         (0.137)
                                              ============     ==========      ============     ==========      ===============

Weighted average number of
    common shares outstanding                  64,243,980      34,435,163       48,807,810      34,435,163          25,914,419
                                              ============     ==========      ============     ==========      ===============



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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

(Continued)

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

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 5.           Other Information


Item 6.           Exhibits and reports on Form 8K

         Exhibit  1.  Kilgarvan   Investment  &  Holding  Company   Subscription
Agreement is incorporated herein by reference.

         Exhibit 2. Swiss American Capital Management, Inc. Management Agreement is incorporated herein by reference.

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