Form 10QSB
period 1997-03-31
U S ENVIRONMENTAL INC
filed 1998-09-14
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997
                                        -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1997 was 46,001,909.

     Transitional Small Business Disclosure Format:

Yes       No X
    ---     ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1997 and September 30, 1996.....................      1
         Consolidated Statements of Operations -
           Three months and six months ended March 31, 1997 and 1996.      2

         Notes to Consolidated Financial Statements..................      3

Part II - Other Information
---------------------------

Item 1. Legal Proceedings............................................      4

         Signatures..................................................      4

                                 (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                          Consolidated Balance Sheets

                                                                                 March 31,       September 30,
                                                                                   1997               1996
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                (unaudited)
Assets
Current assets
     Cash                                                                  $              967  $         351,713
     Accounts receivable                                                                5,000                  -
     Prepaid expenses                                                                  55,500              5,500
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total current assets                                                         61,467            357,213
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Property and equipment                                                                252,319                478
     Less accumulated depreciation                                                     10,224                372
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                      242,095                106
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                       1,530              1,530
     License, net of accumulated amortization                                       1,538,815          1,538,815
     Patent, net of accumulated amortization                                          669,083            669,083
     Prepaid rent and other assets                                                          -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
                                                                                    2,209,428          2,209,428
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total assets                                                              2,512,990          2,566,747
                                                                              ================  =================
                                                                              ================  =================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                     82,833             92,833
      Others                                                                           12,223            148,000
     Accounts payable & accrued expenses                                              123,793            370,210
     Current portion of notes payable and long-term debt                               24,000                  -
     Accrued interest                                                                       -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total current liabilities                                                   242,849            611,043
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                         120,000                  -
     Stock payable                                                                          -                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------
          Total long-term debt, net of current maturities                             120,000                  -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total Liabilities                                                           362,849            611,043
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      46,001,909 and 43,891,909 issued and outstanding, respectively                    4,600              4,389

     Additional paid-in capital                                                     5,391,197          5,225,568
     Deficit accumulated during the development stage                              (3,245,656)        (3,274,253)
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total stockholders' equity                                                2,150,141          1,955,704
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------

          Total liabilities and stockholders' equity                       $        2,512,990   $      2,566,747
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

                                   (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                      Consolidated Statements of Operations


                                                                                                                February 18, 1988
                                              For the Three Months Ended        For the Six Months Ended        (Inception) to
                                              ---------------------------      ---------------------------      ---------------
                                                 March 31,       March 31,        March 31,        March 31,      March 31,
                                                 1997            1996             1997            1996               1997
                                              ---------------- --------------- ---------------- -------------------------------
                                                (unaudited)     (unaudited)      (unaudited)      (unaudited)    (unaudited)

Revenue from demonstration fees                $    5,000       $      -         $   5,000       $      -       $      280,000
                                              ------------     ----------      ------------     ----------      ---------------

Development stage expenses
    Research and development                            -              -                 -              -              169,020
    General and administrative                     67,872          2,500           160,587         19,900            2,177,194
    Depreciation and amortization                   4,253         (4,505)            9,851         84,640            1,408,594
                                              ------------     ----------      ------------     ----------      ---------------

             Total development stage expenses      72,125         (2,005)          170,438        104,540            3,754,808
                                              ------------     ----------      ------------     ----------      ---------------

Net development stage expenses                     67,125         (2,005)          165,438        104,540            3,474,808
                                              ------------     ----------      ------------     ----------      ---------------

Other income (expense)
    Interest expense                               (3,512)             -            (3,512)             -               (3,512)
    Interest income                                     -              -                 -              -                1,429
    Miscellaneous income                                -              -                 -              -                    5
    Loss on impairment of assets                        -              -                 -              -               (2,388)
                                              ------------     ----------      ------------     ----------      ---------------

             Total other income (expense)          (3,512)             -            (3,512)             -               (4,466)
                                              ------------     ----------      ------------     ----------      ---------------

             Net loss before income taxes and
                extraordinary gain                (70,637)         2,005          (168,950)      (104,540)          (3,479,274)
Income taxes
    Deferred income tax benefit                         -              -                 -              -                    -
                                              ------------     ----------      ------------     ----------      ---------------

             Net loss before extraordinary gain   (70,637)         2,005          (168,950)      (104,540)          (3,479,274)
Extraordinary gains
    Extraordinary gain on forgiveness of debt     197,548              -           197,548              -              233,619
                                              ------------     ----------      ------------     ----------      ---------------

Net income (loss)                              $  126,910       $  2,005         $  28,598      $(104,540)      $   (3,245,655)
                                              ============     ==========      ============     ==========      ===============
Loss per common share
    Loss before extraordinary gain                 (0.002)         0.000            (0.004)         0.000               (0.137)
    Extraordinary gain on forgiveness of debt       0.004          0.000             0.004          0.000                0.009
    Net income (loss) per common share              0.003          0.000             0.001         (0.003)      $       (0.128)
                                              ============     ==========      ============     ==========      ===============

Weighted average number of
    common shares outstanding                  45,909,021      34,435,163       45,344,909      34,435,163          25,411,477
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods.

Note 3 - Subsequent events

On February 1, 1997, The Company entered into a "Financing Agreement" with Swiss American Capital Management, Inc. (SwissAm) of Tampa, Florida, an affiliated company.

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

Upon successful financing of a vitrification project, the Company will receive 40 of the project development contract value as down payment. The remainder shall be made available to the company in increments of 10@ of the development contract value every 60 days thereafter. During the development and construction phase of any vitrification facility, the Company shall receive a management fee.

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

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         None

Item 5.           Other Information


Item 6.           Exhibits and reports on Form 8K

         Form 8k, dated February 20, 1997 is incorporated herein by reference.

         Exhibit 1. Financing Representation Agreement is incorporated herein by reference.

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