Form 10QSB
period 1997-12-31
U S ENVIRONMENTAL INC
filed 1998-10-01
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997

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

          8130 66th Street North, Suite 6, Pinellas Park, Florida 33781
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1997 was 81,453,394.

         Transitional Small Business Disclosure Format:

Yes       No X
   ---      ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1997 and September 30, 1997.......................  1

         Consolidated Statements of Operations -
           Three months ended December 31, 1997 and 1996..................  2

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 1997 and 1996..................  3

         Notes to Consolidated Financial Statements.......................  4

Part II - Other Information

Item 1. Legal Proceedings.................................................  5

         Signatures.......................................................  5

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                           Consolidated Balance Sheets



                                                                                December 31,       September 30,
                                                                                    1997               1997
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                (unaudited)

Assets
Current assets
     Cash                                                                   $              545   $         18,179
     Prepaid expenses                                                                        -             16,667
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current assets                                                             545             34,846
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Property and equipment                                                                 252,319            252,319
     Less accumulated depreciation                                                      14,564             14,564
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                       237,755            237,755
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                            -                  -
     License, net of accumulated amortization                                        1,226,599          1,226,599
     Patent, net of accumulated amortization                                                 -                  -
     Prepaid rent and other assets                                                      36,252             19,585
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                     1,262,851          1,246,184
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total assets                                                               1,501,151          1,518,785
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                           -                  -
      Others                                                                                 -                  -
     Accounts payable & accrued expenses                                               126,891              7,582
     Current portion of notes payable and long-term debt                               178,000            178,000
     Accrued interest                                                                   75,020             75,020
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    379,911            260,602
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                           36,000             42,000
     Stock payable                                                                     125,127            125,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                              161,127            167,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            541,038            427,729
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      81,453,394 and 81,453,394 issued and outstanding, respectively                     8,145              8,145

     Additional paid-in capital                                                      5,728,352          5,728,352
     Deficit accumulated during the development stage                               (4,776,384)        (4,645,441)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                   960,113          1,091,056
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                        $        1,501,151   $      1,518,785
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

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      Consolidated Statements of Operations


                                                                                               February 18, 1988
                                                            For the Three Months Ended           (Inception) to
                                                         ---------------------------------     -------------------
                                                           December 31,        December 31,       December 31,
                                                             1997                1996                 1997
                                                         -------------       -------------     -------------------
                                                         (unaudited)         (unaudited)          (unaudited)

Revenue from demonstration fees                        $            -      $            -    $            280,000
                                                         -------------       -------------     -------------------

Development stage expenses
     Research and development                                       -                   -                 169,020
     General and administrative                               130,943              92,715               2,636,960
     Depreciation and amortization                                  -               5,598               1,600,464
                                                         -------------       -------------     -------------------

                Total development stage expenses              130,943              98,313               4,406,444
                                                         -------------       -------------     -------------------

Net development stage expenses                                130,943              98,313               4,126,444
                                                         -------------       -------------     -------------------

Other income (expense)
     Interest expense                                               -                   -                (144,796)
     Interest income                                                -                   -                   2,162
     Miscellaneous income                                           -                   -                   2,500
     Loss on impairment of assets                                   -                   -                (798,658)
                                                         -------------       -------------     -------------------

                Total other income (expense)                        -                   -                (938,792)
                                                         -------------       -------------     -------------------

                Net loss before income taxes and
                    extraordinary gain                       (130,943)            (98,313)             (5,065,236)
Income taxes
     Deferred income tax benefit                                    -                   -                 112,700
                                                         -------------       -------------     -------------------

                Net loss before extraordinary gain           (130,943)            (98,313)             (4,952,536)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                      -                   -                 176,152
                                                         -------------       -------------     -------------------

Net loss                                               $     (130,943)     $      (98,313)   $         (4,776,384)
                                                         =============       =============     ===================

Loss per common share
     Loss before extraordinary gain                                 -                   -                   (0.18)
     Extraordinary gain on forgiveness of debt                      -                   -                    0.006
     Net loss per common share                         $       (0.002)     $       (0.002)   $              (0.17)
                                                         =============       =============     ===================

Weighted average number of
     common shares outstanding                             81,453,394          44,780,798              27,744,308
                                                         =============       =============     ===================




See notes to consolidated financial statements.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows

                                                                                                                February 18, 1988,
                                                                              For the Three Months Ended           (Inception) to
                                                                           -------------------------------------------------------
                                                                              December 31,      December 31,      December 31,
                                                                                1997               1996               1997
                                                                           ---------------    ---------------   ------------------
                                                                            (unaudited)        (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss                                                                 $    (130,943)    $      (98,313)    $     (4,776,384)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                                  -              5,598            1,600,464
         Extraordinary gain on forgiveness of debt                                      -                  -             (176,152)
         Deferred income tax benefit                                                    -                  -             (112,700)
         Loss on impairment of assets                                                   -                  -              798,658
         Issuance of common stock for services                                          -                  -              348,358
         Issuance of common stock for termination of intermediary agreement             -                  -              240,000
         (Increase) decrease in prepaid expenses                                        -            (50,000)             (32,581)
         Increase (decrease) in accounts payable and accrued expenses             119,309            (52,381)             603,879
                                                                           ---------------    ---------------   ------------------
               Net cash used in operating activities                              (11,634)          (195,096)          (1,506,458)
                                                                           ---------------    ---------------   ------------------

Cash flows from investing activities
   Acquisition of property and equipment                                                -           (251,841)            (260,786)
   Acquisition of license agreement                                                     -                  -              (44,327)
   Acquisition of patents                                                               -                  -                    -
   Acquisition of marketable securities                                                 -                  -               (1,530)
                                                                           ---------------    ---------------   ------------------
               Net cash used in investing activities                                    -           (251,841)            (306,643)
                                                                           ---------------    ---------------   ------------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                              -                  -              118,600
   Principal payments on notes payable                                             (6,000)          (154,061)             (38,225)
   Issuance of common stock, net of offering costs                                      -            150,000            1,534,271
   Proceeds from issuance of convertible notes                                          -            144,000              199,000
                                                                           ---------------    ---------------   ------------------
               Net cash provided by financing activities                           (6,000)           139,939            1,813,646
                                                                           ---------------    ---------------   ------------------
                                                                           ---------------    ---------------   ------------------

               Net increase (decrease) in cash                                    (17,634)          (306,998)                 545

Cash beginning                                                                     18,179            351,713                    -
                                                                           ---------------    ---------------   ------------------

Cash ending                                                                $          545     $       44,715    $             545
                                                                           ===============    ===============   ==================




See notes to consolidated financial statements.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1997 of U.S Environmental, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         None

Item 6.           Exhibits and reports on Form 8K

         None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        U.S Environmental, Inc.

Dated : 9/30/98                                         /s/ Robert W. Lewis
                                                        ----------------------
                                                        Robert W. Lewis
                                                        Chief Financial Officer