Form 10QSB
period 1998-03-31
U S ENVIRONMENTAL INC
filed 1998-10-01
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1998 was 86,353,394.

         Transitional Small Business Disclosure Format:

Yes       No X
   ---      ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1998 and September 30, 1997..........................  1

         Consolidated Statements of Operations -
           Three months and six months ended March 31, 1998 and 1997......  2

         Consolidated Statements of Cash Flows -
           Six months ended March 31, 1998 and 1997.......................  3

         Notes to Consolidated Financial Statements.......................  4

Part II - Other Information

Item 1. Legal Proceedings.................................................  5

         Signatures.......................................................  5

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                           Consolidated Balance Sheets


                                                                                 March 31,         September 30,
                                                                                    1998               1997
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                (unaudited)
Assets
Current assets
     Cash                                                                   $              392   $         18,179
     Prepaid expenses                                                                        -             16,667
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current assets                                                             392             34,846
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Property and equipment                                                                 252,319            252,319
     Less accumulated depreciation                                                      14,564             14,564
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                       237,755            237,755
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                            -                  -
     License, net of accumulated amortization                                        1,226,599          1,226,599
     Patent, net of accumulated amortization                                                 -                  -
     Prepaid rent and other assets                                                      36,252             19,585
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                     1,262,851          1,246,184
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total assets                                                               1,500,998          1,518,785
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                           -                  -
      Others                                                                                 -                  -
     Accounts payable & accrued expenses                                               266,926              7,582
     Current portion of notes payable and long-term debt                               178,000            178,000
     Accrued interest                                                                   75,020             75,020
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    519,946            260,602
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                           32,000             42,000
     Stock payable                                                                     125,127            125,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                              157,127            167,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            677,073            427,729
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      86,353,394 and 81,453,394 issued and outstanding, respectively                     8,635              8,145

     Additional paid-in capital                                                      5,776,862          5,728,352
     Deficit accumulated during the development stage                               (4,961,572)        (4,645,441)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                   823,925          1,091,056
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                        $        1,500,998   $      1,518,785
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

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Operations


                                                                                                                   February 18, 1988
                                                      For the Three Months Ended       For the Six Months Ended      (Inception) to
                                                    ------------------------------- ------------------------------- ----------------
                                                     March 31,          March 31,    March 31,            March 31,    March 31,
                                                        1998              1997          1998                1997         1998
                                                    -------------      --------------------------      ------------ ----------------
                                                    (unaudited)        (unaudited)  (unaudited)          (unaudited)  (unaudited)

Revenue from demonstration fees                     $          -     $       5,000   $         -     $       5,000     $    280,000
                                                    -------------      ------------ -------------      ------------     ------------

Development stage expenses
     Research and development                                  -                 -             -                 -          169,020
     General and administrative                          185,187            67,872       316,130           160,587        2,822,148
     Depreciation and amortization                             -             4,253             -             9,851        1,600,464
                                                    -------------      ------------ -------------      ------------     ------------

               Total development stage expenses          185,187            72,125       316,130           170,438        4,591,632
                                                    -------------      ------------ -------------      ------------     ------------

Net development stage expenses                           185,187            67,125       316,130           165,438        4,311,632
                                                    -------------      ------------ -------------      ------------     ------------

Other income (expense)
     Interest expense                                          -            (3,512)            -            (3,512)        (144,796)
     Interest income                                           -                 -             -                 -            2,162
     Miscellaneous income                                      -                 -             -                 -            2,500
     Loss on impairment of assets                              -                 -             -                 -         (798,658)
                                                    -------------      ------------ -------------      ------------     ------------

               Total other income (expense)                    -            (3,512)            -            (3,512)        (938,792)
                                                    -------------      ------------ -------------      ------------     ------------

               Net loss before income taxes and
                  extraordinary gain                    (185,187)          (70,637)     (316,130)         (168,950)      (5,250,424)
Income taxes
     Deferred income tax benefit                               -                 -             -                 -          112,700
                                                    -------------      ------------ -------------      ------------     ------------

               Net loss before extraordinary gain       (185,187)          (70,637)     (316,130)         (168,950)      (5,137,724)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                 -           197,548             -           197,548          176,152
                                                    -------------      ------------ -------------      ------------     ------------

Net loss                                            $   (185,187)    $     126,910   $  (316,130)    $      28,598    $  (4,961,572)
                                                    =============      ============ =============      ============     ============

Loss per common share
     Loss before extraordinary gain                            -            (0.002)            -            (0.004)           (0.18)
     Extraordinary gain on forgiveness of debt                 -             0.004             -             0.004             0.01
     Net loss per common share                      $     (0.002)    $       0.003   $    (0.004)    $       0.001    $       (0.17)
                                                    =============      ============ =============      ============     ============

Weighted average number of
     common shares outstanding                        81,469,917        45,909,021    81,462,785        45,344,909       28,630,372
                                                    =============      ============ =============      ============     ============



See notes to consolidated financial statements.

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       Consolidated Statements of Cash Flows


                                                                                                                  February 18, 1988,
                                                                                    For the Six Months Ended        (Inception) to
                                                                                ---------------------------------- ----------------
                                                                                  March 31,          March 31,       March 31,
                                                                                     1998               1997            1998
                                                                                ---------------    --------------- ----------------
                                                                                 (unaudited)        (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                    $      (316,130)  $         28,598   $    (4,961,572)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                                       -              9,851         1,600,464
         Extraordinary gain on forgiveness of debt                                           -           (195,196)         (176,152)
         Deferred income tax benefit                                                         -                  -          (112,700)
         Loss on impairment of assets                                                        -                  -           798,658
         Issuance of common stock for services                                               -             15,840           348,358
         Issuance of common stock for termination of intermediary agreement                  -                  -           240,000
         (Increase) decrease in prepaid expenses                                             -            (55,000)          (32,581)
         Increase (decrease) in accounts payable and accrued expenses                  259,345            (51,221)          743,914
                                                                                ---------------    --------------- ----------------
               Net cash used in operating activities                                   (56,785)          (247,128)       (1,551,611)
                                                                                ---------------    --------------- ----------------

Cash flows from investing activities
   Acquisition of property and equipment                                                     -           (251,841)         (260,786)
   Acquisition of license agreement                                                          -                  -           (44,327)
   Acquisition of patents                                                                    -                  -                 -
   Acquisition of marketable securities                                                      -                  -            (1,530)
                                                                                ---------------    --------------- ----------------
               Net cash used in investing activities                                         -           (251,841)         (306,643)
                                                                                ---------------    --------------- ----------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                                   -                  -           118,600
   Principal payments on notes payable                                                 (10,000)          (145,777)          (42,225)
   Issuance of common stock, net of offering costs                                      49,000            150,000         1,583,271
   Proceeds from issuance of convertible notes                                               -            144,000           199,000
                                                                                ---------------    --------------- ----------------
               Net cash provided by financing activities                                39,000            148,223         1,858,646
                                                                                ---------------    --------------- ----------------
                                                                                ---------------    --------------- ----------------

               Net increase (decrease) in cash                                         (17,785)          (350,746)              392

Cash beginning                                                                          18,179            351,713                 -
                                                                                ---------------    --------------- ----------------

Cash ending                                                                     $          392     $          967   $           392
                                                                                ===============    =============== ================


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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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