Form 10QSB/A
period 1997-12-31
U S ENVIRONMENTAL INC
filed 1998-10-21
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1997 was 82,553,394.

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
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                           -                  -
      Others                                                                                 -                  -
     Accounts payable & accrued expenses                                               126,891              7,582
     Current portion of notes payable and long-term debt                               178,000            178,000
     Accrued interest                                                                   75,020             75,020
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    379,911            260,602
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                           36,000             42,000
     Stock payable                                                                           -            125,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                               36,000            167,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            415,911            427,729
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 100,000,000 shares,
      82,553,394 and 81,453,394 issued and outstanding, respectively                     8,255              8,145

     Additional paid-in capital                                                      5,853,369          5,728,352
     Deficit accumulated during the development stage                               (4,776,384)        (4,645,441)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                 1,085,240          1,091,056
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                        $        1,501,151   $      1,518,785
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

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      Consolidated Statements of Operations


                                                                                               February 18, 1988
                                                            For the Three Months Ended           (Inception) to
                                                         ---------------------------------     -------------------
                                                           December 31,        December 31,       December 31,
                                                             1997                1996                 1997
                                                         -------------       -------------     -------------------
                                                         (unaudited)         (unaudited)          (unaudited)

Revenue from demonstration fees                        $            -      $            -    $            280,000
                                                         -------------       -------------     -------------------

Development stage expenses
     Research and development                                       -                   -                 169,020
     General and administrative                               130,943              92,715               2,636,960
     Depreciation and amortization                                  -               5,598               1,600,464
                                                         -------------       -------------     -------------------

                Total development stage expenses              130,943              98,313               4,406,444
                                                         -------------       -------------     -------------------

Net development stage expenses                                130,943              98,313               4,126,444
                                                         -------------       -------------     -------------------

Other income (expense)
     Interest expense                                               -                   -                (144,796)
     Interest income                                                -                   -                   2,162
     Miscellaneous income                                           -                   -                   2,500
     Loss on impairment of assets                                   -                   -                (798,658)
                                                         -------------       -------------     -------------------

                Total other income (expense)                        -                   -                (938,792)
                                                         -------------       -------------     -------------------

                Net loss before income taxes and
                    extraordinary gain                       (130,943)            (98,313)             (5,065,236)
Income taxes
     Deferred income tax benefit                                    -                   -                 112,700
                                                         -------------       -------------     -------------------

                Net loss before extraordinary gain           (130,943)            (98,313)             (4,952,536)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                      -                   -                 176,152
                                                         -------------       -------------     -------------------

Net loss                                               $     (130,943)     $      (98,313)   $         (4,776,384)
                                                         =============       =============     ===================

Loss per common share
     Loss before extraordinary gain                                 -                   -                   (0.18)
     Extraordinary gain on forgiveness of debt                      -                   -                    0.006
     Net loss per common share                         $       (0.002)     $       (0.002)   $              (0.17)
                                                         =============       =============     ===================

Weighted average number of
     common shares outstanding                             82,076,728          44,780,798              27,759,921
                                                         =============       =============     ===================




See notes to consolidated financial statements.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows

                                                                                                                February 18, 1988,
                                                                              For the Three Months Ended           (Inception) to
                                                                           -------------------------------------------------------
                                                                              December 31,      December 31,      December 31,
                                                                                1997               1996               1997
                                                                           ---------------    ---------------   ------------------
                                                                            (unaudited)        (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss                                                                 $    (130,943)    $      (98,313)    $     (4,776,384)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                                  -              5,598            1,600,464
         Extraordinary gain on forgiveness of debt                                      -                  -             (176,152)
         Deferred income tax benefit                                                    -                  -             (112,700)
         Loss on impairment of assets                                                   -                  -              798,658
         Issuance of common stock for services                                          -                  -              348,358
         Issuance of common stock for termination of intermediary agreement             -                  -              240,000
         (Increase) decrease in prepaid expenses                                        -            (50,000)             (32,581)
         Increase (decrease) in accounts payable and accrued expenses             119,309            (52,381)             603,879
                                                                           ---------------    ---------------   ------------------
               Net cash used in operating activities                              (11,634)          (195,096)          (1,506,458)
                                                                           ---------------    ---------------   ------------------

Cash flows from investing activities
   Acquisition of property and equipment                                                -           (251,841)            (260,786)
   Acquisition of license agreement                                                     -                  -              (44,327)
   Acquisition of patents                                                               -                  -                    -
   Acquisition of marketable securities                                                 -                  -               (1,530)
                                                                           ---------------    ---------------   ------------------
               Net cash used in investing activities                                    -           (251,841)            (306,643)
                                                                           ---------------    ---------------   ------------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                              -                  -              118,600
   Principal payments on notes payable                                           (131,127)          (154,061)            (163,352)
   Issuance of common stock, net of offering costs                                125,127            150,000            1,659,398
   Proceeds from issuance of convertible notes                                          -            144,000              199,000
                                                                           ---------------    ---------------   ------------------
               Net cash provided by financing activities                           (6,000)           139,939            1,813,646
                                                                           ---------------    ---------------   ------------------
                                                                           ---------------    ---------------   ------------------

               Net increase (decrease) in cash                                    (17,634)          (306,998)                 545

Cash beginning                                                                     18,179            351,713                    -
                                                                           ---------------    ---------------   ------------------

Cash ending                                                                $          545     $       44,715    $             545
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

                                                        U.S Environmental, Inc.

Dated : 10/16/98                                        /s/ Robert W. Lewis
                                                        ----------------------
                                                        Robert W. Lewis
                                                        Chief Financial Officer