Form 10QSB/A
period 1998-03-31
U S ENVIRONMENTAL INC
filed 1998-10-21
CIK 844010

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1998 was 95,826,863.

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
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                           -                  -
      Others                                                                                 -                  -
     Accounts payable & accrued expenses                                               228,926              7,582
     Current portion of notes payable and long-term debt                               178,000            178,000
     Accrued interest                                                                   75,020             75,020
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    481,946            260,602
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                           32,000             42,000
     Stock payable                                                                           -            125,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                               32,000            167,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            513,946            427,729
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 200,000,000 shares,
      95,826,863 and 81,453,394 issued and outstanding, respectively                     9,583              8,145

     Additional paid-in capital                                                      5,939,738          5,728,352
     Deficit accumulated during the development stage                               (4,962,269)        (4,645,441)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                   987,052          1,091,056
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                        $        1,500,998   $      1,518,785
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

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Operations


                                                                                                                   February 18, 1988
                                                      For the Three Months Ended       For the Six Months Ended      (Inception) to
                                                    ------------------------------- ------------------------------- ----------------
                                                     March 31,          March 31,    March 31,            March 31,    March 31,
                                                        1998              1997          1998                1997         1998
                                                    -------------      --------------------------      ------------ ----------------
                                                    (unaudited)        (unaudited)  (unaudited)          (unaudited)  (unaudited)

Revenue from demonstration fees                     $          -     $       5,000   $         -     $       5,000     $    280,000
                                                    -------------      ------------ -------------      ------------     ------------

Development stage expenses
     Research and development                                  -                 -             -                 -          169,020
     General and administrative                          185,884            67,872       316,827           160,587        2,822,845
     Depreciation and amortization                             -             4,253             -             9,851        1,600,464
                                                    -------------      ------------ -------------      ------------     ------------

               Total development stage expenses          185,884            72,125       316,827           170,438        4,592,329
                                                    -------------      ------------ -------------      ------------     ------------

Net development stage expenses                           185,884            67,125       316,827           165,438        4,312,329
                                                    -------------      ------------ -------------      ------------     ------------

Other income (expense)
     Interest expense                                          -            (3,512)            -            (3,512)        (144,796)
     Interest income                                           -                 -             -                 -            2,162
     Miscellaneous income                                      -                 -             -                 -            2,500
     Loss on impairment of assets                              -                 -             -                 -         (798,658)
                                                    -------------      ------------ -------------      ------------     ------------

               Total other income (expense)                    -            (3,512)            -            (3,512)        (938,792)
                                                    -------------      ------------ -------------      ------------     ------------

               Net loss before income taxes and
                  extraordinary gain                    (185,884)          (70,637)     (316,827)         (168,950)      (5,251,121)
Income taxes
     Deferred income tax benefit                               -                 -             -                 -          112,700
                                                    -------------      ------------ -------------      ------------     ------------

               Net loss before extraordinary gain       (185,884)          (70,637)     (316,827)         (168,950)      (5,138,421)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                 -           197,548             -           197,548          176,152
                                                    -------------      ------------ -------------      ------------     ------------

Net loss                                            $   (185,884)    $     126,910   $  (316,827)    $      28,598    $  (4,962,269)
                                                    =============      ============ =============      ============     ============

Loss per common share
     Loss before extraordinary gain                            -            (0.002)            -            (0.004)           (0.18)
     Extraordinary gain on forgiveness of debt                 -             0.004             -             0.004             0.01
     Net loss per common share                      $     (0.002)    $       0.003   $    (0.004)    $       0.001    $       (0.17)
                                                    =============      ============ =============      ============     ============

Weighted average number of
     common shares outstanding                        86,162,545        45,909,021    84,097,958        45,344,909       28,760,280
                                                    =============      ============ =============      ============     ============



See notes to consolidated financial statements.

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       Consolidated Statements of Cash Flows


                                                                                                                  February 18, 1988,
                                                                                    For the Six Months Ended        (Inception) to
                                                                                ---------------------------------- ----------------
                                                                                  March 31,          March 31,       March 31,
                                                                                     1998               1997            1998
                                                                                ---------------    --------------- ----------------
                                                                                 (unaudited)        (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                    $      (316,827)  $         28,598   $    (4,962,269)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                                       -              9,851         1,600,464
         Extraordinary gain on forgiveness of debt                                           -           (195,196)         (176,152)
         Deferred income tax benefit                                                         -                  -          (112,700)
         Loss on impairment of assets                                                        -                  -           798,658
         Issuance of common stock for services                                               -             15,840           348,358
         Issuance of common stock for termination of intermediary agreement                  -                  -           240,000
         (Increase) decrease in prepaid expenses                                             -            (55,000)          (32,581)
         Increase (decrease) in accounts payable and accrued expenses                  221,343            (51,221)          705,914
                                                                                ---------------    --------------- ----------------
               Net cash used in operating activities                                   (95,484)          (247,128)       (1,590,308)
                                                                                ---------------    --------------- ----------------

Cash flows from investing activities
   Acquisition of property and equipment                                                     -           (251,841)         (260,786)
   Acquisition of license agreement                                                          -                  -           (44,327)
   Acquisition of patents                                                                    -                  -                 -
   Acquisition of marketable securities                                                      -                  -            (1,530)
                                                                                ---------------    --------------- ----------------
               Net cash used in investing activities                                         -           (251,841)         (306,643)
                                                                                ---------------    --------------- ----------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                                   -                  -           118,600
   Principal payments on notes payable                                                (135,127)          (145,777)         (167,352)
   Issuance of common stock, net of offering costs                                     212,824            150,000         1,747,095
   Proceeds from issuance of convertible notes                                               -            144,000           199,000
                                                                                ---------------    --------------- ----------------
               Net cash provided by financing activities                                77,697            148,223         1,897,343
                                                                                ---------------    --------------- ----------------
                                                                                ---------------    --------------- ----------------

               Net increase (decrease) in cash                                         (17,787)          (350,746)              392

Cash beginning                                                                          18,179            351,713                 -
                                                                                ---------------    --------------- ----------------

Cash ending                                                                     $          392     $          967   $           392
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