Form 10QSB
period 1998-06-30
U S ENVIRONMENTAL INC
filed 1998-10-29
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

         [   ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-17963

                            U.S. ENVIRONMENTAL, INC.
                            ------------------------
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

Yes       No  X
    ---      ---

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 1998 was 109,664,163.

     Transitional Small Business Disclosure Format:

Yes       No X
    ---     ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                          Page
Part I - Financial Information                                            ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           June 30, 1998 and September 30, 1997...........................  1
         Consolidated Statements of Operations -
           Nine months ended June 30, 1998................................  2

         Consolidated Statements of Cash Flows -
           Nine months ended June 30, 1998................................. 3

         Notes to Consolidated Financial Statements........................ 4

Part II - Other Information

Item 1. Legal Proceedings.................................................. 5

         Signatures........................................................ 5

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                           Consolidated Balance Sheets


                                                                                  June 30,         September 30,
                                                                                    1998               1997
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                (unaudited)
Assets
Current assets
     Cash                                                                     $            202   $         18,179
     Prepaid expenses                                                                        -             16,667
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current assets                                                             202             34,846
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Property and equipment                                                                 252,319            252,319
     Less accumulated depreciation                                                      14,564             14,564
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                       237,755            237,755
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Other assets
     Marketable securities - at lower of aggregate cost or market                            -                  -
     License, net of accumulated amortization                                        1,226,599          1,226,599
     Patent, net of accumulated amortization                                                 -                  -
     Prepaid rent and other assets                                                      36,252             19,585
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
                                                                                     1,262,851          1,246,184
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total assets                                                               1,500,808          1,518,785
                                                                              =================   ================
                                                                              =================   ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable:
      Shareholders                                                                           -                  -
      Others                                                                                 -                  -
     Accounts payable & accrued expenses                                               339,261              7,582
     Current portion of notes payable and long-term debt                               208,949            178,000
     Accrued interest                                                                   75,020             75,020
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total current liabilities                                                    623,230            260,602
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Long-term debt, net of current maturities
     Notes payable, net of current maturities                                                -             42,000
     Stock payable                                                                           -            125,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------
          Total long-term debt, net of current maturities                                    -            167,127
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total Liabilities                                                            623,230            427,729
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

Stockholders' equity
     Common stock, par value $.0001
      Authorized 200,000,000 shares,
      109,664,163 and 81,453,394 issued and outstanding, respectively                   10,966              8,145

     Additional paid-in capital                                                      5,953,103          5,728,352
     Deficit accumulated during the development stage                               (5,086,491)        (4,645,441)
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total stockholders' equity                                                   877,578          1,091,056
                                                                              -----------------   ----------------
                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                          $      1,500,808    $     1,518,785
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

                                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      Consolidated Statements of Operations


                                                                                               February 18, 1988
                                                            For the Nine Months Ended            (Inception) to
                                                         ---------------------------------     -------------------
                                                           June 30,            June 30,             June 30,
                                                             1998                1997                 1998
                                                         -------------       -------------     -------------------
                                                         (unaudited)         (unaudited)          (unaudited)

Revenue from demonstration fees                          $          -        $      5,000      $          280,000
                                                         -------------       -------------     -------------------

Development stage expenses
     Research and development                                       -                   -                 169,020
     General and administrative                               441,050             448,607               2,947,067
     Depreciation and amortization                                  -              14,104               1,600,464
                                                         -------------       -------------     -------------------

                Total development stage expenses              441,050             462,711               4,716,551
                                                         -------------       -------------     -------------------

Net development stage expenses                                441,050             457,711               4,436,551
                                                         -------------       -------------     -------------------

Other income (expense)
     Interest expense                                               -              (3,512)               (144,796)
     Interest income                                                -                 218                   2,162
     Miscellaneous income                                           -                   -                   2,500
     Loss on impairment of assets                                   -                   -                (798,658)
                                                         -------------       -------------     -------------------

                Total other income (expense)                        -              (3,294)               (938,792)
                                                         -------------       -------------     -------------------

                Net loss before income taxes and
                    extraordinary gain                       (441,050)           (461,005)             (5,375,343)
Income taxes
     Deferred income tax benefit                                    -                   -                 112,700
                                                         -------------       -------------     -------------------

                Net loss before extraordinary gain           (441,050)           (461,005)             (5,262,643)
Extraordinary gains
     Extraordinary gain on forgiveness of debt                      -             197,548                 176,152
                                                         -------------       -------------     -------------------

Net loss                                                 $   (441,050)       $   (263,457)     $       (5,086,491)
                                                         =============       =============     ===================

Loss per common share
     Loss before extraordinary gain                                 -              (0.009)                  (0.17)
     Extraordinary gain on forgiveness of debt                      -               0.004                   0.006
     Net loss per common share                           $     (0.005)       $     (0.005)     $            (0.17)
                                                         =============       =============     ===================

Weighted average number of
     common shares outstanding                             92,057,827          48,807,810              30,177,788
                                                         =============       =============     ===================





See notes to consolidated financial statements.

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows

                                                                                                                  February 18, 1988,
                                                                                    For the Nine Months Ended       (Inception) to
                                                                                ---------------------------------- ----------------
                                                                                   June 30,           June 30,           June 30,
                                                                                     1998               1997               1998
                                                                                ---------------    --------------- ----------------
                                                                                 (unaudited)        (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                     $     (441,050)   $      (263,457)  $   (5,086,491)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                                       -              9,939        1,600,464
         Extraordinary gain on forgiveness of debt                                           -                  -         (176,152)
         Deferred income tax benefit                                                         -                  -         (112,700)
         Loss on impairment of assets                                                        -                  -          798,658
         Issuance of common stock for services                                               -                  -          348,358
         Issuance of common stock for termination of intermediary agreement                  -                  -          240,000
         (Increase) decrease in prepaid expenses                                             -            (55,000)         (32,581)
         Increase (decrease) in accounts payable and accrued expenses                  331,679           (148,676)         816,248
                                                                                ---------------    --------------- ----------------
               Net cash used in operating activities                                  (109,371)          (457,194)      (1,604,196)
                                                                                ---------------    --------------- ----------------

Cash flows from investing activities
   Acquisition of property and equipment                                                     -           (251,841)        (260,786)
   Acquisition of license agreement                                                          -                  -          (44,327)
   Acquisition of patents                                                                    -                  -                -
   Acquisition of marketable securities                                                      -                  -           (1,530)
                                                                                ---------------    --------------- ----------------
               Net cash used in investing activities                                         -           (251,841)        (306,643)
                                                                                ---------------    --------------- ----------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                                   -                  -          118,600
   Principal payments on notes payable                                                (136,178)          (147,459)        (168,402)
   Issuance of common stock, net of offering costs                                     227,572            510,606        1,761,843
   Proceeds from issuance of convertible notes                                               -            144,000          199,000
                                                                                ---------------    --------------- ----------------
               Net cash provided by financing activities                                91,394            507,147        1,911,041
                                                                                ---------------    --------------- ----------------
                                                                                ---------------    --------------- ----------------

               Net increase (decrease) in cash                                         (17,977)          (201,888)             202

Cash beginning                                                                          18,179            351,713                -
                                                                                ---------------    --------------- ----------------

Cash ending                                                                     $          202     $      149,825  $           202
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                     U.S Environmental, Inc.

Dated : 10/16/98                                     /s/ Robert W. Lewis
                                                     -------------------------
                                                     Robert W. Lewis
                                                     Chief Financial Officer