Form 10KSB
period 1998-12-31
U S ENVIRONMENTAL INC
filed 1999-08-13
CIK 844010

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-17963

                      (DEL) U. S. ENVIRONMENTAL, INC.
                      -------------------------------
               (Exact name of Registrant as specified in Charter)


         Delaware                                11-2906904
--------------------------------             ------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)             Identification Number)

8200  State Avenue
Kansas City, Kansas                                         66112
--------------------------------             -------------------
(Address of principal                            (Zip Code)
executive office)
201 E. Kennedy Blvd.
Suite 1900
Tampa, Florida                                    33602
----------------------------------              ------------------
(Previous Address of principal                  (Previous Zip Code)
executive office)

Registrant's telephone number,
Including area code                             (913) 788-5200

(Previous telephone number)                  (813) 228-0285


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:


                      Common Stock,  $.0001 par value
                      --------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [   ]       NO    [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 30, 1998 was approximately $16,898 (after being adjusted for 100 for 1 reverse split in March 1999) based on the average bid and asked prices for such Common Stock as appearing on NASD OTC Bulletin Board under the symbol "USEV." This price does not reflect inter-dealer markdowns, commissions, or actual sales.

The number of shares of Common Stock outstanding as of September 30, 1998 was 1,849,542, (adjusted for 100 for 1 reverse split IN March 199.)

Documents incorporated by reference: Various exhibits from 1933 Act and 1934 Act filings. See "Exhibits and Reports on Form 8-K."

PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

(A)   BUSINESS DEVELOPMENT
      --------------------


     (DEL) U.S. Environmental, Inc. (hereinafter referred to as "USE" or "The Registrant" or "The Company"), is a development stage company with its principal activity being the marketing of a proprietary, licensed solid and hazardous waste treatment technology for commercial application. The Company was incorporated in the State of Delaware on February 18, 1988 as Windfall Capital Corporation.

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

     On August 28, 1989, Windfall Capital Corporation acquired all of the outstanding common stock of U.S. Environmental, Inc., a Delaware Corporation, which became a wholly owned subsidiary of Windfall Capital Corporation. Pursuant to the acquisition agreement, Windfall Capital Corporation amended its Certificate of Incorporation to change its name to U.S. Environmental, Inc., and the wholly owned subsidiary changed its name to U.S. Waste Conversion International, Inc.

     USE is an environmental services company which, on October 13, 1989,
acquired a twenty (20) year exclusive, worldwide license of a proprietary "Solid Waste Melt-All Electric Fusion Process and Plant Equipment" (the "Process") technology, developed by Geotech Development Corporation ("Geotech"), an Ohio Corporation. This process is an adaptation of a technology previously utilized by Geotech in Europe and Japan for induced electrical melting of minerals to create either dense glass-rock like materials in the form of aggregate or block, or ceramic and mineral wool fibers after the application of a spinning process.

     On January 15, 1999, the Company entered into an agreement with Virtual Empowerment Network, Inc. (VEN) a Kansas corporation, wherein VEN agreed to purchase shares equaling 83% of the outstanding shares of USE after the purchase. In consideration for the issuance of the shares, VEN agreed to negotiate, secure and assign to USE, with full rights, contracts in the aggregate amount of $5,000,000, whereby USE would receive not less than $5,000,000 in gross revenues during a five year period after the closing date of the VEN Agreement. The assignment of such contracts is to occur within one year of the Company's ability to perform under such contracts. Additionally, VEN agreed to loan funds for payment of outstanding accounts payable and working capital for the next year.

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

     The Company intends to design, engineer, finance and construct vitrification facilities either as owner/operator or as general contractor and to market the end products to the public or private sector through its own staff or by retaining the services of various experts in engineering, industrial and commercial waste disposal as well as sales and marketing experts.

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

(B) BUSINESS OF ISSUER
    ------------------

Overview
--------
     USE is a Kansas City, Kansas based company which intends to provide environmental engineered disposal, remediation and operational services by use of "Vitrification" (the melting and conversion of mineral waste streams) of combustion ash/residues and other wastes of concern as listed by the U.S. Environmental Protection Agency (USEPA).

     USE owns the exclusive worldwide license to the proprietary
"Melt-All"

Electric Fusion Process(tm) developed by Geotech Development Corporation which operates at high temperature, melting and vitrifying MSW combustion ash/residue, contaminated soils, utility coal combustor fly ash/residue, asbestos containing materials and other EPA listed industrial mineral waste residues of concern into a rock-like, basaltic, durable and environmentally sound products not unlike the rock produced from volcanic action.

     The Company intends to offer its vitrification plant equipment and operational services mainly to the public sector (federal and state governments, counties, municipalities, etc.) as well as heavy industry in the U.S. and internationally.

     USE intends to accept its customers waste stream for a fee (tipping fee) on a "Put or Pay" basis and convert the waste into reusable, value added products. These products can be utilized for road construction (curb stone, aggregate, retention walls, acoustical walls etc.), general construction (mineral wool for insulation, wallboard, ceiling tiles, etc.), the prevention of shore erosion (block and other retainer systems) or as intermediary materials and components for other products.

     USE views its mission as providing communities and the private sector with cost effective, alternative waste disposal services by converting waste, having no current use, into valuable, environmentally benign and reusable products. The potential conversion of these waste materials diminishes the necessity to place the such waste in landfills and thus reduce the potential financial and environmental long-term liabilities of the communities and the private sector alike.

     Additionally, the Company believes the permanence of vitrification of such waste theoretically eliminates potential health risks arising from exposure to constituents considered harmful. The vitreous glass-rock material is expected to be in compliance with the various federal, state, and local laws regulating the public's exposure to such substances.



Technology License
------------------

     On October 20, 1989, the Company obtained a twenty (20) year worldwide license of rights (renewable in successive 20 year periods), to develop, explore, market, sell, lease, engineer, design, install, build, operate and maintain the proprietary process known as the "Solid Waste Melt-All Electric Fusion Process and Plant Equipment" (the "Process") from Geotech.

     The license includes the right to sublicense the Process to others and to utilize any improvements or enhancements to the Process made by Geotech during the term of its license.

     As consideration for the license, Geotech was issued 2,370,249 shares of common stock of the Company. These shares were subsequently retransferred to Geotech's five shareholders.

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

     In addition to the grant of rights and in conjunction with its ownership interests, the Company has the right to utilize, with not less than ten days prior notice, the "Research and Demonstration Plant" located in Niagara Falls, New York. The commercial size "Research and Demonstration Plant", while fully operational, is used only as a demonstration model for the Process in treating solid waste, and is operated only as a marketing tool to demonstrate to potential sublicensees, joint venture partners and prospective customers of the Process, the use of the Process. Geotech has also warranted to the Company that the waste conversion and the by-products thereof, will be neither hazardous nor toxic and has agreed to indemnify the Company and its sublicensees for claims or losses arising from use of the Process of its products or by-products.

     On October 18, 1991, the Company entered into a Third Amendment to the License Agreement that allows Geotech on a non-exclusive basis to build plants utilizing the Process as owner/operator or joint venture partner for their own account in a specified territory as long as Geotech does not compete on any project USE is working on or solicit any prospective customers of USE that have been identified as such in writing by the Company to Geotech. Under the terms of this Amendment, Geotech would be obligated to pay the Company a license fee, as well as a royalty of 5% of the material that is actually processed through the Plant ("throughput").

     Effective September 30, 1995, the company and Geotech entered into a Fourth Amendment by which Geotech agreed that any order or contract it receives, to furnish equipment for an environmental related mineral melting and conversion plant installation, will be turned over to or offered to USE on a right of first refusal basis for a period of twenty (20) working days.

Technology
----------

     To date, six melting systems have been supplied by Geotech at locations in Europe and Japan utilizing the Geotech process. In most instances, the feedstock utilized is high-grade mineral material, rather than combustion ash/residue, which is melted and spun into ceramic fibers (high temperature insulation) for use in the refractory industry. These high-grade mineral applications are not covered by the Company's license agreement. Two of the systems were built for research and development and are located in Wiesbaden, Germany (1983) and Nagoya, Japan (1992). The four systems that are producing insulation fibers are located in Teplice, Czech Republic (1981), Lorette, France (1984), Altella (Potenza), Italy (1985) and Nagano, Japan (1986).

     USE believes that the primary advantages of the Company's Process are as follows:

          the ability to render inert, inorganic solid waste, such as MSW ash/residue, coal flyash etc.;

          substantial reduction (60%-75%) in volume of waste matter;

          capability to yield beneficially useful products, such as glass-rock like blocks and mineral wool fibers; and

          avoidance of the potential long-term liability of landfill disposal.

     The only materials introduced to the electric melting process are the granular inorganic materials to be converted. The molten mass, surrounded by the feedstock, is located immediately over the tapping orifice and is drained as a continuous stream, which can be cast either into blocks or granulated when rapidly quenched in a flume of cold water. By feeding the melting crucible with granular inorganic material at the same rate as the molten mass is tapped on a continuous basis, the energy is used very efficiently in the conversion of the waste materials.

     The Company's melting process utilizes electrodes focused just above the tapping orifice and can develop temperatures of up to 5200 F. As inorganic waste melts and flows into the tapping orifice, it must first pass through the highly turbulent arc zone at the electrode's tips. This deters possible stratification and provides a very homogeneous molten stream resulting in a high-density vitreous product (approximately 185 lbs./cu.ft.). The collected molten mass is essentially inert, non-leachable and non-biodegradable.

     Since only mineral, inorganic waste materials are introduced to the electric melting process, there is no additional tonnage added to the mass produced. If there are any organic materials present in the material, there will be a reduction by that amount since the organic materials will be consumed in the melting process. Although the tonnage of material tapped maybe equal to the tonnage of material fed into the melting crucible, there is a dramatic volumetric reduction. The high-density vitrified products will usually be 1/4 to 1/3 the volume that was originally fed into the melting crucible.

Business Strategy
-----------------

     USE is advocating the "Merchant Plant" concept, whereby a third party (either USE or an independent owner/operator) will finance, build, own and operate a vitrification facility at their own cost in order to provide the handling and conversion services of certain waste streams on behalf of the waste generator. Such third party financing and ownership allows the Company's prospective customers to adopt USE's technology at no capital investment or additional disposal costs to them other than the tipping fee. Depending on the economics of an individual project USE's services can be competitive in price with current landfill disposal methods.

     Third party financing for the implementation of a vitrification plant is an important aspect of public sector projects. The public sector, which in the last two decades has been faced with a growing need for permanent, environmentally benign and cost-effective disposal of its ever expanding supply of waste material, is not always in a position to assume additional financial expenditures and indebtedness to implement such a facility. Additionally, public entities generally are not in the business of marketing products but are trying to provide the most efficient and cost effective waste disposal services to its citizens.

     The vitrification of the inorganic residues is expected to produce road construction materials of better quality and longer durability at an equal if not lower price than conventional materials. The vitrified products can be purchased by the public works departments at all levels of government. Such entities may achieve a direct long-term reduction of cost by defraying some of the expenditure involved in road maintenance as a result of having to replace conventional materials more frequently.

     Additionally, vitrification offers the communities as well as the private sector a viable alternative to the disposal of certain waste of concern into landfills, and assists the waste generators in limiting their "Cradle to Grave" liability.

     USE can also derive revenue from its rights to the Process through the following methods:

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

       Sale by the Company of the right to use "the Process" to joint ventures by and between the Company and third parties; and

      Lease of "the Process" to customers or users, whereby the Company and/or others are the owner and/or plant operators.

Marketing and Sales
-------------------

     The primary targeted initial customers are entities responsible and liable for the disposal of the following solid waste material:

          Municipal Solid Waste ("MSW") combustion ash/residue;

          flyash/residue derived from coal fired electric generating plants;

          asbestos containing materials ("ACM");

          soils contaminated with volatile metals; and

          other ash/residue derived from the combustion of mixed waste.

     The Company recommends that plants utilizing the Process should have a minimum of 100-200 tons per day capacity for combustion ash/residue. For increased capacity, the design of these plants is modular in nature and additional processing tonnage can be added in parallel increments of 100 tons per day (tpd).

     The Company has developed a substantial database of potential public entity customers which own, financially guarantee and/or operate WTE facilities of various types in the U.S. There are currently 112 such facilities operating throughout the U.S. generating approximately 7 million tons of combustion ash/residue per annum of which approximately 6.5 million tons are discarded into regulated landfills. A significant number of public entities are currently evaluating alternative disposal methods as well as refinement technologies for MSW combustion ash/residue.

     Another important sector of targeted markets is the fossil-fueled power generation facilities. It is estimated that approximately 59 million tons of coal flyash and about 4 million tons of oil ash are generated annually in the U.S. About 28% of the coal flyash is used commercially in construction as cement and concrete additives. The remaining 42.5 million tons are disposed into landfills.

     In addition, test runs at USE's demonstration facility in Niagara Falls, NY, have shown that the melting system is suitable for the remediation of contaminated soils as part of cleanup programs of designated "Superfund" sites.

     Other emerging markets for the application of the Company's technology, would be the hot purged residuals from energy generating facilities such as fluidized bed systems combusting biomass, mixed fossil fuels and other combustible waste materials which produce vast quantities of ash/residue. It is estimated that 80 such plants are in operation throughout the U.S.

     Other potential customers are asbestos abatement contractors, waste generators, environmental cleanup companies and waste disposal firms.

     The Company intends to initiate contact with these concerns through referrals, cold calls, advertising, mailings, personal visits, attending appropriate industry conferences and by utilizing commissioned sales agents.

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

          Economic feasibility studies performed by Company staff.

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

Construction/Operations
-----------------------

     Upon securing a commitment to purchase or build a plant, the Company intends to serve as overall project coordinator either as owner/operator for its own account or as representative of a third party, i.e. sublicensee, joint venture partner, purchaser etc. The company will be assisting in locating and identifying an appropriate constructor (design/builder), and operator/maintenance organization.

     Wherever applicable, the Company intends to enter into joint ventures with current operators of either WTE facilities, fossil fueled power generation plants and operators of other residue generating facilities in order to contract for the actual operation of the vitrification facility.

Financing
---------

There are three principal means to finance plant construction:

          the user provides capital;

      the Company arranges off balance sheet financing for its own account or on behalf of customers through Special Purpose Vehicles (SPV) based on long-term, turn-key service contracts with the waste generator, long term supply contracts, and syndication; and

          joint ownership of plants between the Company and other entities.

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

Research and Development
-----------------------

     For the years ended September 30, 1997, and September 30, 1998, the Company incurred no research and development expense.

     On February 1, 1997, and March 11, 1997, Geotech, under contract to the New Jersey Department of Environmental Protection, conducted a test run on behalf of the New Jersey Institute of Technology (NJIT) for the melting and conversion of contaminated soil using the Company's licensed technology at the demonstration facility in Niagara Falls, NY. USE performed no tests on these dates.

     USE management anticipates that the Company will conduct a test using ash/residue from the Babylon, New York, Waste-to-Energy facility to produce and analyze additional construction materials to be added to Department of Transportation specifications and to expand the company's "Beneficial Use Determination" with the New York State Department of Environmental Conservation.

Suppliers
----------

     As the Company's current projects are in the demonstration stages, USE has no specific suppliers at this time.

Competition
-----------

     Environmental liability/regulatory compliance issues have stimulated research efforts and exploration of alternatives to landfill disposal. Specifically, public and governmental attention has been directed toward the disposal of Municipal Solid Waste and Refuse Derived Fuel (RDF) combustion ash residue, mass burn combustion ash residue, and biomass and coal flyash residue. Many companies, research centers and universities are actively pursuing research and development activities, for the detoxification, conversion and reduction of solid waste to non-toxic, value added and beneficially reusable products.

     Accordingly, there are at least six basic technologies and multiple variations of these technologies offered by more than 40 systems suppliers and developers worldwide. Some utilize electric energy, while others use oil, gas or coal/coke to supply the heat to melt ash/residue and other inorganic waste streams.


     While no attempt has been made to assess the potential impact of all of these competitors and alternative technologies to U.S. Environmental's efforts, the major elements of known potentially competitive systems and methods are profiled below:

Mineral Electrode Conversion Process

     Management is presently aware of three insulating material supply companies in the United States operating their own proprietary design of electrode melting furnaces, using select mineral feedstock which is processed exclusively for the production of high-grade, high temperature ceramic fibers which are utilized primarily in the refractory industry.

     The Company believes that none of these companies have currently adapted their furnaces for melting waste. However, such electrode melting processes may be adapted for such purposes.

Ash/Residue Solidification/Fixation Processes

     Studies have shown that in some specific cases, Municipal Solid Waste combustor ash residue, presently disposed of in regulated landfills, may leach toxic heavy metals such as cadmium and lead at levels that potentially could contaminate the groundwater and thereby endanger human health and the environment.

     Various fixation technologies under development are designed to reduce the toxicity and mobility of the leachate from these combustor ash residues with the expectation that treated materials may be recovered for resale. USE believes that to date there are few if any commercial, cost effective production plants in full-scale operation treating ash/residue and completely avoiding landfill disposal. USE's management has not encountered any vitrification, fusion or thermal process that is as cost effective as the Company's licensed melting process.

     Waste solidification, although not comparable to the Company's electric melting technology, is a physical and chemical engineered process in which the beneficial results of hazardous waste treatment are obtained primarily through the production of a monolithic product that has some structural integrity. The Municipal Solid Waste ash/residue, both flyash and bottom ashes are blended together. The wastes' contaminants do not necessarily interact chemically with any added solidification agents (lime-silica, pozzalan, portland cement, kiln dust), instead they are mechanically locked (encapsulated) within the solidified matrix when mixed with water. The recovered material, when hardened, is used as substitute concrete which may be used selectively for paving.

     There are two major differences between these processes and the Company's licensed process. First, the significant quantity of additives required for waste solidification increases the volume of the final product while the Company's technology produces a substantial decrease in volume of more than 50%. Secondly, the Company's process produces permanent absorption of the heavy metals which eliminates the leaching of substances of environmental concern.

Customers
------------------------

     While a number of potential customers have expressed interest in the Company's technology, USE has no customers under contract for services at
present.   Please see "Current Projects" for more information regarding the status of ongoing initiatives.

Government Regulations
----------------------

Solid Waste Disposal Regulation:

     Federal, state and local environmental laws govern discharges of pollutants to air and water and the transportation, storage, treatment and disposal of solid waste.

     These laws establish standards governing most aspects of the scope and operation of the Company's electric melting facilities and often require an array of regulatory permits before these facilities can be constructed, modified or operated. The efforts to obtain such permits can be time consuming and expensive and often can cause delays, including delays caused by third-party appeals challenging permit issuance.

Environmental Compliance
-----------------------

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

Pending Legislation
-------------------

     Management of USE has no knowledge of pending legislation that could impact the Company's business either positively or negatively.

Current Projects
----------------

New Jersey Department of Environmental Protection (NJDEP)
---------------------------------------------------------

     On February 1, 1997, and March 11, 1997, Geotech, on behalf of the New Jersey Institute of Technology (NJIT) and under contract to the NJDEP, conducted a test run for the melting and conversion of contaminated soil at the demonstration facility in Niagara Falls, NY. Several tons of soil contaminated with hexavalent chrome from two sites in New Jersey, representing residue from two types of chromate-ore processing, have been processed with the Company's licensed technology and converted to inert, amorphous glass block and aggregate.

     The sites from which the contaminated soils were obtained had been selected by the NJDEP as part of an ongoing program to clean up over 150 hexavalent-chromium-contaminated sites throughout the state. The test run was performed in association with the USEPA's "Superfund Innovative Technology Evaluation" (SITE) program. The test run procedures and some preliminary findings were documented by the USEPA in their "Demonstration Bulletin" in August of 1997 and a final report was expected to be published by the middle of 1999.

Town of Hempstead, Long Island, New York
----------------------------------------

     In May of 1996, USE responded to a "Request for Proposal" (RFP) by the Town of Hempstead, Long Island, NY, in which the town was inviting vendors to submit proposals for the "Beneficial Reuse and Management" of combustion ash/residue from the American Ref-Fuel Waste-to-Energy (WTE) 2,500 tons per day plant at Westbury, Hempstead.

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

     It is management's understanding, that subsequent to the legal challenge, the case was submitted to an independent arbitrator and such matter is still pending.

Town of Babylon, Long Island, New York
--------------------------------------

     The Town of Babylon, Long Island, NY, owns a Waste-to-Energy facility with a capacity of handling up to 750 tons of Municipal Solid Waste a day which produces approximately 200 tons of combustion ash/residue a day. Additionally, the town is under contract with other municipalities on the island to receive another 400 tons of combustion ash/residue from other Waste-to-Energy facilities in its landfill.

     In March of 1997, a proposal was submitted to the town for the implementation of a vitrification system that would initially be capable of converting 400 tons per day of combustion ash/residue into potentially useful products. The proposed vitrification facility would allow the town to preserve capacity within its landfill.

     Babylon officially expressed its favorable consideration of the project in a letter of interest and during a follow-up meeting at the end of October 1997, several issues were identified which needed to be resolved in order to move the project forward.

     The Company intends to conduct a test run utilizing Babylon ash/residue in order to provide the regulatory authorities with new data and to produce an array of end products.

     Management expects that such new data will allow the company to obtain a supplement to its existing "Beneficial Use Determination" from the New York State Department of Environmental Conservation (NYDEC) allowing it to market within the State of New York a wider range of products made from converted WTE combustion ash/residue.
ITEM 2.     PROPERTIES

     The Company headquarters are currently located in 750 square feet of office space in a class "A" office building in Kansas City, Kansas. The space is allocated by Virtual Empowerment Network, Inc. A regional office is currently located in 150 square feet of leased office space in a class "A" office building in St. Petersburg, Florida.

     The Company has a three year prepaid lease on the building which houses the commercial size demonstration facility located at 201 13th Street, Niagara Falls, New York ending November,1999.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is plaintiff in a pending litigation identified as (DEL) U.S. Environmental, Inc. v. Geotech Development Corporation (Geotech), Thomas
B. West, Thomas R. Tate, Thomas W. West, Philomena A. Dietrich and Marion B. West, Civil Action 97-6339, in the United States District Court for the Eastern District of Pennsylvania.

     The Company seeks adjudication with respect to whether Geotech has a partial ownership interest in the Niagara Falls demonstration facility, the validity of certain cash and stock payments to certain former controlling persons of the company between 1990 and 1997 and certain infringements of various articles of the "Technology License Agreement" of October 13, 1989 and its subsequent amendments. Geotech has a counterclaim pending to be adjudicated owner of fifty percent of the facility.

     The litigation is currently in the discovery state.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 26, 1998, a majority of the shareholders approved by consent, an amendment to the Certificate of Incorporation to increase the authorized shares from 100,000,000 to 200,000,000.

     On December 16, 1998, a majority of the shareholders approved by consent a resolution to enter into the VEN agreement and an amendment to the Certificate of Incorporation to (i) effect a one share for one hundred shares reverse stock split and (ii) set the authorized shares to 100,000,000. The amendment was filed on March 10, 1999.

PART II

ITEM 5.     MARKET COMMON EQUITY AND RELATED STOCKHOLDER HOLDER MATTERS

Common Stock
------------

     The Company has been advised that there were at least three market makers trading the Company's common stock in the Over-The-Counter (OTC) market. After July 1990, the quotes were determined from the NASDAQ OTC Bulletin Board under symbol "USEV." Such quotes reflect inter-dealer prices without retail markup, markdown or commission and are not necessarily representative of actual transactions and of the true value of the common stock.

     The following high and low bid quotes were obtained from the electronic "Bloomberg Financial Information System".

               Low Bid      High Bid
               -------      --------
1997
----
1st Quarter     $0.05        $0.10
2nd Quarter     $0.02        $0.05
3rd Quarter     $0.125       $0.03
4th Quarter     $0.03125     $0.14

1998
----
1st Quarter     $0.035       $0.125
2nd Quarter     $0.01        $0.05
3rd Quarter     $0.015       $0.05
4th Quarter     $0.015       $0.04

Shareholders
------------
     As of September 30, 1998, the Company had 1620 shareholders of record of its Common Stock.

Dividend Policy
---------------
     The Company has never declared a dividend and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company intends to follow a policy of retaining earnings, if any, to finance the development and expansion of its business.

Transfer Agent
--------------
     American Stock Transfer & Trust Company of New York, NY is acting as the Company's Transfer Agent.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        AND RESULTS OF OPERATIONS
        ------------------------------------------------------------

(A)  General
     -------

     The Company has had significant operating losses since inception resulting in an accumulated deficit of approximately $6,010,200.

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

     Since the change in management control of the Company on April 18, 1997, management has been actively promoting "turnkey" solutions in the form of "Merchant Plants". Such Merchant Plants offer the Company's prospective customers a range of comprehensive environmental and waste treatment services including the appropriate funding for such projects.

     This present strategy anticipates a more systematic introduction of the Company's technology and its commercial application providing its customers the necessary financial benefits and incentives to implement the technology.

FORWARD LOOKING PLAN OF OPERATIONS

     Although the Company has not yet generated sufficient revenues from its operations to be profitable, management believes that its new strategy of marketing "Merchant Plants" could yield profitable results and could lead to the implementation of its first vitrification system for a municipal client in the U.S. if appropriate funding can be secured.

     If additional working capital can be obtained is expected initially to be used for the further development of the Company's marketing efforts, improvement of its current technology and to continue its current projects.

     Additional funds will also be needed for future test runs to comply with implementation protocols such as permitting, environmental impact studies, Beneficial Use Determinations (BUD etc. which are set forth by federal, state and local regulatory authorities.) Particularly at state and local government level, such implementation protocols can vary significantly which potentially will require multiple test runs for projects in different regions.

     For certain end products, new markets will have to be developed which will require adequate funding for research, marketing and to establish sales support services.

(B)  Liquidity and Capital Resources
     -------------------------------

Operating Activities
--------------------

     The Company's cash position at fiscal year end September 30, 1998, decreased to $73 from $18,179 at year end September 30, 1997. The reduction in cash can be attributed to operating expenses including legal, accounting and management fees, travel and promotional costs and debt service.

Investment Activities
---------------------

None

Financing Activities
--------------------

     The Company's primary sources of funds to date have been proceeds from the sales of its securities, nominal interest income on such proceeds, convertible debenture loans, loans from affiliated and non-affiliated third parties, and from customer demonstration and research runs at the demonstration facility in Niagara Falls, NY.

     The operating and investment activities for fiscal year ended September 30, 1998 were financed through the issuance of Company common stock which raised a total of $62,500.

     In the opinion of management, the Company does not have sufficient working capital to be able to implement its current "Merchant Plant" philosophy unless it is able to raise the necessary funds during fiscal year 1998/1999. The company entered into a letter of intent with Virtual Empowerment Network, Inc. on July 10, 1998 concerning an equity acquisition. On January 15, 1999, the Company entered into an agreement with Virtual Empowerment Network, Inc. (VEN) a Kansas corporation, wherein VEN agreed to purchase shares equaling 83% of the outstanding shares of USE after the purchase. In consideration for the issuance of the shares, VEN agreed to negotiate, secure and assign to USE, with full rights, contracts in the aggregate amount of $5,000,000, whereby USE would receive not less than $5,000,000 in gross revenues during a five year period after the closing date of the VEN Agreement. The assignment of such contracts is to occur within one year of the Company's ability to perform under such contracts. Additionally, VEN agreed to loan funds for payment of outstanding accounts payable and working capital for the next year.

  Management is seeking capital from the sale of equity by means of private placements or other equity related private financing such as fixed income debentures with equity warrants attached and/or convertible notes, bridge loans and other borrowing.

(C)  Results of Operations
     ---------------------
SELECTED FINANCIAL DATA FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

  The following presents selected financial information of the Company as of and for the periods ended September 30, 1998, September 30, 1997, and September 30, 1996. The information set below is qualified by, and should be read in conjunction with, the consolidated statements and related notes in their entirety.

Operations Data     Years ended September 30,      1997     1996    1998
                                                   ----     ----     ----
Revenue from operations                       $   5,000   $95,000    -0-
Net development stage expenses                  708,591   467,778    801,159
Net loss                                     (1,371,188) (490,233)(1,364,775)
Earnings/(Net loss per share)                     (2.36)    (1.36)    (1.31)
Adjusted for reverse stock split of 100:1

Balance Sheet Data Years ended September 30,    1997         1996   1998
                                                ----         ----    ----
Current assets                             $  34,846     $ 357,213    18,129
Total assets                               1,518,785     2,566,747    817,715
Current Liabilities                          260,602       611,043    417,607
Long term liabilities                        167,127       148,000     18,000
Shareholders' equity                      $1,091,056    $1,955,704    382,108

There were no revenues from operations in 1998, as the Company did not conduct any test runs.

The Company's Net development stage expenses for 1997 were $708,591 which includes $201,721 of depreciation as compared to the Company's Net development stage expenses for 1998 which were $801,159 which includes $119,184 of depreciation. The increase in Net development stage expenses is due to the increase in General and administrative expenses.

General and administrative expenses increased primarily due to an increase in Professional Fees primarily related to the Company's continuing efforts to raise additional capital and it's lawsuit with Geotech.

A significant change in the Company's balance sheet is represented by a decrease in total assets from $1,518,785 to $817,715, or slightly over $701,000. A corresponding impact is noted with respect to shareholder's equity.

The primary reason for this change is compliance with FASB 121 which relates to the valuation of the Licensing Agreement with respect to it's ability to generate future revenues in the context of the Company's financial condition at year end. The valuation calculation resulted in a Loss on impaired assets of just over $547,100 and represents the bulk of the change from year end 1997 to 1998.

Other factors directly related to the decrease in total assets include:
$102,200 amortization of the Licensing Agreement and Patents; $33,100 in depreciation of the Pilot Plant and the Pre-paid lease on the building housing the plant; write off of the Company's investment in ERI common stock in the amount of $1,530; expensing of equipment previously capitalized in the amount of $1,840 and an $18,000 decrease in cash as a result of operating expenses.

  The Company continues to carry substantial income tax benefit in the amount of $5,911,900 as loss carry forward. (See Consolidated Financial Statements note #8)

Current liabilities increased due to increased accounts payable resulting from the Company's continued cash flow difficulties and unpaid current portion of notes payable and long term debt.

Long-term liabilities decreased significantly primarily due to the issuance of stock payable and reallocation of the current portion of long term liabilities to current liabilities.

  The lease on the building which houses the Pilot Plant is owned by the Company. Prepaid rent on this lease is accounted for in the Consolidated Financial Statement Balance Sheet as a current asset. The rent is prepaid to November 22, 1999 and represents a value of $18,056.

  Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

Y2K Statement

The Company's State of Readiness
--------------------------------
The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that the Company's critical information systems are Year 2000 compliant due to the fact that the Company's hardware and operating system are "off-the-shelf" products from third parties with Year 2000 compliant versions. The Company does not rely on to any significant degree on any other computerized information systems.

As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues.

The Cost to Address the Company's Year 2000 Issues
--------------------------------------------------
The Company estimates that the cost of its Year 2000 compliance issues will be less than $1,000 and is not expected to be material to the Company's financial position, cash flow, or results of operations.

The Risks Associated with the Company's Year 2000 Issues
--------------------------------------------------------
The Company believes that the risks associated with Year 2000 issues primarily relate to the failure of third parties, particularly banks and utilities, upon whom the Company's business relies to timely remediate their Year 2000 issues. Failure by third parties to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of parts and materials, late, missed, or unapplied payments, temporary disruptions, and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from its significant vendors, the overall risks associated with the Year 2000 issue will remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

The Company's Contingency Plan
------------------------------
The Company has implemented a Year 2000 contingency plan. The Company is prepared to run manually and without automated systems in the event of a Year 2000 system failure. The Company is however dependent on certain suppliers, particularly a bank where the Company maintains its operating accounts, and suppliers of utilities. Except for utilities, the Company has arranged for the use of multiple suppliers, including banks, to provide alternatives should one or more suppliers experience difficulties.

ITEM 7.   FINANCIAL STATEMENTS










                   Consolidated Financial Statements

            (DEL) U.S. Environmental, Inc. and Subsidiary
                   (A Development Stage Enterprise)

            Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998
                      Independent Auditors' Report

           (DEL) U.S. Environmental, Inc. and Subsidiary
                (A Development Stage Enterprise)

                Consolidated Financial Statements

          Years Ended September 30, 1998 and 1997 and
   Periods February 18, 1988 (Inception) to September 30, 1998







                            Contents



Independent Auditors' Report on Consolidated Financial Statements     1-2
Consolidated Financial Statements:

    Consolidated Balance Sheet                                          3
    Consolidated Statements of Operations                               4
    Consolidated Statements of Changes in Stockholders' Equity        5-7
    Consolidated Statements of Cash Flows                             8-9
    Notes to Consolidated Financial Statements                      10-25

                        Independent Auditors' Report



Board of Directors and Stockholders
(DEL) U.S. Environmental, Inc. and Subsidiary
     (A Development Stage Enterprise)
St. Petersburg, Florida


We have audited the accompanying consolidated balance sheet of (DEL) U.S. Environmental, Inc. and Subsidiary (a development stage enterprise) as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the management of (DEL) U.S. Environmental, Inc. and Subsidiary. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Notes 1 and 2, the Company is in the development stage with its principal activities being the negotiating, obtaining, and marketing of solid and hazardous waste treatment technology for the purpose of future commercial application. The Company has sustained substantial losses in prior years.
Its current liabilities exceed current assets by approximately $400,000 and it has no significant revenues. In addition, as indicated in Note 6 to the consolidated financial statements, approximately $144,000 of convertible notes payable are past due. These issues raise substantial doubt about the Company's ability to continue as a going concern. Its major asset is a license agreement stated at approximately $580,157. Realization of this and substantially all of the Company's assets is dependent upon the Company's ability to resolve liquidity problems, future sales of technology, and the ability of the Company to generate revenues sufficient to result in future profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of (DEL) U.S. Environmental, Inc. and Subsidiary (a development stage enterprise) as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of (DEL) U.S. Environmental, Inc. and Subsidiary (a development stage enterprise) as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.




Certified Public Accountants
Tampa, Florida
April 5, 1999


                (DEL) U.S. Environmental, Inc. and Subsidiary
                     (A Development Stage Enterprise)

                      Consolidated Balance Sheet

                          September 30, 1998




Assets
Current assets:
     Cash                                                           $    73
     Prepaid rent                                                    18,056
                                                                    -------
Total current assets                                                 18,129

Property and equipment, net of accumulated depreciation             219,429
Other assets:
     License, net of accumulated amortization                       580,157
                                                                    -------

                                                               $    817,715
                                                                    =======


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, including related party of $13,500      $    126,408
     Current portion of notes payable and long-term debt            199,619
     Accrued interest                                                91,580
                                                                    -------
Total current liabilities                                           417,607
                                                                    -------
Long-term liabilities:
     Notes payable, net of current maturities                        18,000
                                                                    -------
Stockholders' equity:
     Common stock; $.0001 par value; 200,000,000 shares
          authorized; 1,849,542 shares issued and outstanding           185
     Additional paid-in capital                                   6,392,139
     Deficit accumulated during the development stage            (6,010,216)
                                                                  ---------
Total stockholders' equity                                          382,108
                                                                    -------


                                                               $    817,715
                                                                    =======

Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements.

               (DEL) U.S. Environmental, Inc. and Subsidiary
                    (A Development Stage Enterprise)
                 Consolidated Statements of Operations

                                                                                       February 18, 1988
                                                       Year Ended September 30,          (Inception) to
                                                         1998           1997          September 30, 1998
                                                                                          (Unaudited)

Revenue from demonstration fees                         $    0    $    5,000           $    280,000
                                                      --------    ----------            ------------
Development stage expenses:
     Research and development                                                               169,020
     General and administrative                       681,975        511,870              3,187,992
     Depreciation and amortization                    119,184        201,721              1,719,648
                                                      --------    ----------            ------------
Total development stage expenses                      801,159        713,591              5,076,660
                                                      --------    ----------            ------------
Net development stage expenses                        801,159        708,591              4,796,660
                                                      --------    ----------            ------------
Other income (expenses):
     Interest expense                                 (16,501)      (122,341)              (161,297)
     Interest income                                                     733                  2,162
     Miscellaneous income                                                                     2,500
     Loss on impairment of assets                    (547,115)      (793,770)            (1,345,773)
                                                      --------    ----------            ------------
Total other income (expenses)                        (563,616)      (915,378)            (1,502,408)
                                                      --------    ----------            ------------
Net loss before income taxes and
     extraordinary gain                            (1,364,775)    (1,623,969)            (6,299,068)
Income tax expense                                                    98,600                112,700
                                                      --------    ----------            ------------
Net loss  before extraordinary gain                (1,364,775)    (1,525,369)            (6,186,368)
Extraordinary gain on forgiveness of
     debt (net of income tax of $98,600)                             154,181                176,152
                                                      --------    ----------            ------------
Net loss                                      $    (1,364,775)   $(1,371,188)          $ (6,010,216)
                                                   ===========    ==========            ============
Loss per common share:
     Loss before extraordinary gain                   $(1.31)        $(2.63)               $(21.39)
       Extraordinary gain on
          forgiveness of debt                                           .27                    .61
                                                      --------    ----------            ------------
Net loss per common share                             $(1.31)        $(2.36)               $(20.78)
                                                      ========    ==========            ============
Weighted average common shares
     outstanding                                   1,040,429        579,523                289,243
                                                   ===========    ==========            ============


Read independent auditors' report.  The accompanying notes  are an integral
part of the consolidated financial statements.                                                    4

                         (DEL) U.S. Environmental, Inc. and Subsidiary
                              (A Development Stage Enterprise)

              Consolidated Statements of Changes in Stockholders' Equity
          For the Periods February 18, 1988 (Inception) to September 30, 1998

                                                  Deficit
                                                Accumulated
                                    Additional   During the                                      Total
                     Common Stock     Paid-in    Development     Treasury     Subscriptions   Stockholder's
                  Shares     Amount   Capital      Stage          Stock         Receivable       Equity
Initial
Issuance of
Common Stock
February 18,
1988
(inception)
through
July 31, 1988*   2,025,000   $203     $5,097                                                      $5,300

Sale of
common stock
with
redeemable
warrants
in August
1989*            1,000,000    100     40,100                                                      40,200

Shares issued
by U.S.
Environmental,
Inc. in
connection
with pooling
of interest,
1989*           20,000,000  2,000    359,608                                     ($25,000)       336,608
Shares
donated, 1990*  (1,000,000)  (100)       100

Shares
issued in
exchange for
warrants, 1990*  1,000,000    100       (100)

Issuance of
stock to be
held as
treasury stock
1990*            3,000,000    300                                  ($300)

Shares
issued in
exchange for
securities
(subject to
mandatory
redemption,
1990*)             500,000

Shares
issued for
patent rights
1990*              300,000     30  1,124,970                                                   1,125,000

Shares
issued for
plant and
equipment,
1990*              200,000     20    999,980                                                   1,000,000

Shares
issued for
license
agreement,
1990*              400,000     40  1,999,960                                                   2,000,000

Shares
issued for
services, 1990*     58,700      6        994                                                       1,000

Shares
issued for
cash, 1990*          1,000               500                                                         500

Collection for
subscriptions
receivable, 1990*                      1,500                                       25,000         26,500


Issuance of
stock to be
held as
treasury stock
1991*           13,000,000  1,300                                 (1,300)

Shares
issued for
services, 1991*  2,775,000    277     82,913                                                      83,190

Shares
issued for
license
agreement,
1991*            1,500,000    150    299,850                                                     300,000

Conversion
of note
payable, 1991*      35,166      4      4,996                                                       5,000

Shares
issued for
cash, 1991*         20,000      2      4,998                                                       5,000

Cancellation
of treasury
stock, 1991*   (10,000,000)(1,000)                                 1,000

Acquisition
of treasury
stock in
exchange for
plant and
equipment
(200,0000
shares), 1991*                                                  (866,667)                       (866,667)

Other, 1991*           300

Cancellation
of treasury
stock, 1992*    (6,000,000)  (600)                                   600

Return of
shares for
executive
signing bonus,
1992*             (250,000)   (25)                                                                   (25)

Shares
issued for
cash, 1992*      1,700,000    170    269,830                                                     270,000

Conversion
of notes
payable, 1992*     273,997     27     44,973                                                      45,000

Costs incurred
with issuance
of common
stock, 1992*                         (50,000)                                                    (50,000)

Shares
issued for
services, 1992*    250,000     25                                                                     25

Retirement of
treasury
stock, 1992*      (200,000)   (20)  (866,647)                    866,667

Cancellation
of redeemable
shares issued
for securities,
1992*             (500,000)

Shares issued
for termination
of intermediary
agreement, 1992*  3,000,000   300    239,700                                                     240,000


*Unaudited

                         (DEL) U.S. Environmental, Inc. and Subsidiary
                              (A Development Stage Enterprise)

               Consolidated Statements of Changes in Stockholders' Equity For the Periods February 18, 1988 (Inception) to September 30, 1998
                                       (Continued)

                                                  Deficit
                                                Accumulated
                                    Additional   During the                                      Total
                     Common Stock     Paid-in    Development     Treasury     Subscriptions   Stockholder's
                  Shares     Amount   Capital      Stage          Stock         Receivable       Equity


Shares
issued for
cash, 1993*        200,000     20     19,980                                                      20,000

Conversion
of note
payable, 1993*      25,000      2      4,998                                                       5,000

Costs incurred
with issuance
of common
stock, 1993*                         (17,022)                                                    (17,022)

Shares issued
for management
services, 1993*    550,000     55                                                                     55

Shares
issued for
services, 1993*    100,000     10      9,990                                                      10,000



Shares
issued for
cash, 1994*        300,000     30     49,470                                                      49,500


Shares
issued for
services, 1995*  1,026,000    103                                                                    103


Shares
issued for
services, 1996*  1,468,000    147    117,293                                                     117,400

Conversion
of note
payable, 1996*     500,000     50     42,450                                                      42,500

Shares
issued for
cash, 1996*      6,333,746    633    499,367                                                     500,000

Costs incurred
with issuance
of common
stock, 1996*       300,000     30    (64,280)                                                    (64,280)

Net loss for
periods
February 18,
1988 (inception)
to September
30, 1996                                        ($3,274,253)                                  (3,274,253)
                 ---------   ----    ---------   -----------  ----------   --------------   ------------
Balance,
September 30,
1996            43,891,909  4,389    5,225,568  ( 3,274,253)           0                0      1,955,704


Shares
issued for
cash, 1997*     32,447,394  3,245    472,755                                                     476,000

Shares
issued for
services, 1997*    354,000     35     30,505                                                      30,540

Shares issued
pursuant to
anti-dilution
contract,
1997             4,760,091    476       (476)

Net loss for
year ended
September
30, 1997                                        ($1,371,188)                                  (1,371,188)
                 ---------   ----    ---------   -----------  ----------   --------------   ------------

Balance,
September 30,
1997            81,453,394  8,145    5,728,352  ( 4,645,441)           0                0      1,091,056

Shares
issued for
cash, 1998       6,250,000    625     61,875                                                      62,500

Shares
issued for
services, 1998  86,690,000  8,669    459,531                                                     468,200

Shares
issued for
retirement of
debt, 1998       1,100,000    110    125,017                                                     125,127


Shares issued
pursuant to
anti-dilution
contract,
1998             9,460,769    946       (946)

Reverse
stock split
1-for-100
subsequent to
September 30,
1998          (183,104,621)(18,310)   18,310

Net loss for
year ended
September
30, 1998                                        ($1,364,775)                                  (1,364,775)
                 ---------   ----    ---------   -----------  ----------   --------------   ------------

Balance,
September 30,
1998             1,849,542  $ 185   $6,392,139 $( 6,010,216)   $       0    $           0     $  382,108

                 =========   ====    =========   ===========  ==========   ==============   ============

*Unaudited

                             (DEL) U.S. Environmental, Inc. and Subsidiary
                                  (A Development Stage Enterprise)

                                 Consolidated Statements of Cash Flows

                                                                                       February 18, 1988
                                                      Year Ended September 30,          (Inception) to
                                                         1998           1997          September 30, 1998
                                                                                          (Unaudited)

Operating activities
     Net loss                                  $    (1,364,775) $    (1,371,188)        $    (6,010,216)
     Adjustments to reconcile net loss to net
          cash used by operating activities:
               Depreciation and amortization           119,184          201,721               1,719,648
               Extraordinary gain on forgiveness
                   of debt                                             (154,181)               (176,152)
               Income tax benefit                                       (98,600)               (112,700)
               Loss on impairment of assets            547,115          793,770               1,345,773
               Issuance of common stock for
                   services                            468,200           30,540                 816,558
               Issuance of common stock for
                   termination of intermediary
                   agreement                                                                    240,000
               (Increase) decrease in prepaid
                    expenses                            16,665          (29,223)                (15,916)
               Increase in accounts payable and
                    accrued expenses                   135,386           79,926                 619,956
                                                    -----------      -----------             -----------
     Total adjustments                               1,286,550          823,953               4,437,167
                                                    -----------      -----------             -----------
      Net cash used by operating activities            (78,225)        (547,235)             (1,573,049)
                                                    -----------      -----------             -----------


Investing activities
     Acquisition of property and equipment                             (251,841)               (260,786)
     Acquisition of license agreement                                                           (44,327)
     Acquisition of marketable securities                                                        (1,530)
                                                    -----------      -----------             -----------
     Net cash used by investing activities                   0         (251,841)               (306,643)

Financing activities
     Proceeds from loans                                 6,619                                  125,219
     Repayment on loans                                 (9,000)         (10,458)                (41,225)
     Issuance of common stock, net of
          offering costs                                62,500          476,000               1,596,771
      Proceeds from issuance of convertible
          notes                                                                                 199,000
                                                    -----------      -----------             -----------
     Net cash provided by financing activities         60,119           465,542               1,879,765
                                                    -----------      -----------             -----------



Read independent auditors' report.  The accompanying notes are an integral
part of the consolidated financial statements.                       8

                             (DEL) U.S. Environmental, Inc. and Subsidiary
                                  (A Development Stage Enterprise)

                                 Consolidated Statements of Cash Flows

                                                                                       February 18, 1988
                                                      Year Ended September 30,          (Inception) to
                                                         1998           1997          September 30, 1998
                                                                                          (Unaudited)

Net (decrease) increase in cash                       (18,106)       (333,534)                       73

Cash, beginning of year                                18,179         351,713
                                                    -----------      -----------             -----------
Cash, end of year                                     $    73     $    18,179                   $    73
                                                    ===========      ===========             ===========

Supplemental disclosures of cash flow information and noncash investing and financing activities

The following amounts of common stock were issued for noncash consideration:

                                                                                       February 18, 1988
                                                      Year Ended September 30,          (Inception) to
                                                         1998           1997          September 30, 1998
                                                                                          (Unaudited)

          Amendment to financial agreement
               and payment on debt owed          $    404,000                              $    404,000
          Compensation and consulting
               services                                49,200    $    23,040                    226,585
          Professional fees                            15,000                                   173,473
          Termination of intermediary
               agreement                                                                        240,000
          Rent                                                                                    5,000
          Promotion expense                                            7,500                      7,500
                                                    -----------      -----------             -----------

                                                 $    468,200   $   30,540               $    1,056,558
                                                    ===========      ===========             ===========

          On September 29, 1997, the Company entered into an agreement to issue 100,000 shares of common stock as payment in full on a stockholder note and interest payable totaling approximately $33,000. Additionally, the Company agreed to issue 1,000,000 shares of stock to another stockholder as payment of accrued interest totaling approximately $92,000. These shares were issued on November 10, 1997.

          See Note 7 - Stockholders' Equity, which discloses all significant noncash transactions associated with stockholders' equity for the period February 18, 1988 (inception) to September 30, 1998.






Read independent auditors' report.  The accompanying notes are an integral
part of the consolidated financial statements.                           9

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


1.   Background Information and Subsequent Events

(DEL) U.S. Environmental, Inc., formerly Windfall Capital Corp., (the "Company") was incorporated in the state of Delaware on February 18, 1988. Its principal activity has been to negotiate, obtain, and market a solid and hazardous waste treatment technology. No income has been earned from this activity to date. Consequently, the consolidated financial statements have been presented as those of a development stage enterprise.

The Company's headquarters is located in St. Petersburg, Florida.

Subsequent to September 30, 1998, the Company entered into an agreement to issue shares of common stock to an outside investor who will control approximately 83 percent of the Company's common stock. This agreement calls for a payment of approximately $109,000 toward the outstanding liabilities of
the Company and an advance of funds totaling $204,000.   During a 12-month
period immediately following the advance of funds, the investor will endeavor to negotiate, secure, and assign contracts to the Company. In the event that the investor does not generate contracts that generate $5,000,000 in gross revenue, the outstanding loan from the investor to the Company will be forgiven.

On January 15, 1999, the Company authorized a 1-for-100 reverse stock split for its $.0001 par value common stock. The reverse split reduced the total shares outstanding at September 30, 1998 from 184,954,163 to 1,849,542. The accompanying consolidated financial statements were adjusted to reflect this change.


2.   Going Concern and Realization of Assets

The Company is in the development stage with its principal activity being the negotiation, obtaining, and marketing of a solid and hazardous waste treatment technology for the purpose of future commercial application. The Company has had losses since inception of approximately $6,000,000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained
substantial losses since inception.   Current liabilities exceed current
assets by approximately $400,000 at September 30, 1998. In addition, approximately $144,000 of convertible notes payable are in default as of September 30, 1998. Presently, the Company's ability to complete the research and development activities and its


Read independent auditors' report.                                     10

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

2.   Going Concern and Realization of Assets (continued)

transition to attaining profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support the Company's cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


3.   Significant Accounting Policies

The significant accounting policies followed are:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U.S. Waste Conversion International, Inc. (formerly U.S. Environmental, Inc.). U.S. Waste Conversion International, Inc. is an inactive subsidiary and all transactions are posted to the Company. All intercompany transactions and accounts have been eliminated in consolidation.

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



Read independent auditors' report.                                         11

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

3.   Significant Accounting Policies (continued)

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

     The cost of the license agreements are being amortized utilizing a straight-line method over a period of 20 years. Amortization expense charged to operations was $102,217 and $187,529 for the years ended September 30, 1998 and 1997, respectively, and $919,945 for the period February 18, 1988 (inception) to September 30, 1998.

     The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows are expected to result from the use of the assets and their eventual disposition.

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their
respective income tax bases.   Deferred tax assets and liabilities are
measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     The Company will recognize revenue upon the sale of its technology to end users as well as through sub-license agreements.





Read independent auditors' report.                                       12

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

3.   Significant Accounting Policies (continued)

     Basic loss per share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because they are anti- dilutive.


4.   Property and Equipment

Property and equipment consist of the following:

     Plant                                                $    250,000
     Furniture and equipment                                       478
                                                           -----------
                                                               250,478
     Less accumulated depreciation                              31,049
                                                           -----------
                                                          $    219,429
                                                           ===========

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

5.   License Agreements and Patent

The Company entered into a 20-year license agreement, which was subsequently amended, with Geotech Development Corporation (Geotech) on October 13, 1989 for the sole use of their technology regarding a solid waste melt-all fusion process. The agreement is renewable at the end of the initial period in perpetuity for successive 20-year periods at the option of the licensee. As consideration for the licenses, Geotech was paid $14,000 and an additional $30,327 was paid to consultants, on Geotech's behalf, to transfer the technology.





Read independent auditors' report.                                       13

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

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

On October 18, 1991, the Company amended its 1989 license agreement with Geotech. This amendment to the license agreement allows Geotech, on a restricted basis, to build plants utilizing the Company/Geotech Technology for their own account. Under the terms of this amendment, Geotech would be obligated to pay the Company a license fee as well as five percent of all royalties collected.

On September 22, 1992, Geotech acquired an additional 750,000 shares through a cash purchase of $125,000. As an incentive for capital investment, responsibilities of the Company were transferred to the Geotech management team.

During 1998, the management of the Company deemed the license agreement to be
impaired.   This decision was based on continuing operating losses and
negative cash flow from operations.   Subsequent to September 30, 1998, the
Company entered into an agreement to issue shares of stock to an outside investor. These shares were issued for approximately $313,000 and amounted to 83 percent of the issued and outstanding common stock. Based on this new funding and future cash flow projection, the new management deemed that they had the ability to generate future cash flows from the license agreement.
The fair value of the license agreement was determined to be based on the amount paid to the Company for 83 percent of the Company stock. The Company has recorded, pursuant to FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," an impairment loss of approximately $547,000 to write the license agreement and related patent down to approximately $1,500,000.

At September 30, 1998, the license agreement consisted of the following:

     License agreement                                $    1,500,101
     Less accumulated amortization                           919,944
                                                       -------------
                                                        $    580,157
                                                       =============




Read independent auditors' report.                                       14

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


5.   License Agreements and Patent (continued)

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

As of September 30, 1997, management believed that they did not have the resources to generate any further cash flows from the Asbestoguard license agreement and the patent for alignment of magnets and, therefore, pursuant to FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," have recorded an impairment loss of approximately
$794,000 to write the license and the patent down to zero.

6.   Notes Payable

Notes payable consist of:

     Convertible notes payable; interest at 11.0%;
          principal plus interest is past due; unsecured    $    144,000
     Notes payable, stockholders; non-interest
          bearing; due on demand; unsecured                       10,000






Read independent auditors' report.

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

6.   Notes Payable (continued)

     Note payable, stockholder; non-interest bearing;
          31 monthly principal payments of $2,000;
          unsecured                                                  62,000
     Line of credit, related party; no interest; unsecured;
           due on demand                                              1,619
                                                               ------------
                                                                    217,619
     Less amounts due currently                                     199,619
                                                               ------------
                                                                $    18,000
                                                               ============
The following is a schedule of the principal payments required on these notes:

     1999                                                      $    199,619
                                                               ============
     2000                                                       $    18,000
                                                               ============

During 1991, the Company issued $199,000 of 11 percent convertible notes payable, due two years from the date of issuance (December 31, 1992). At any time prior to the due date, the investors may convert their note for unregistered shares of common stock of the Company at the conversion price of 25 percent below the bid price of the Company's common stock at that date. Notes totaling $55,000 were converted by the due date. Due to the Company's financial position, the remaining notes have not been repaid and are now in default.

Interest associated with these notes is included on the balance sheet as accrued interest in the amount of approximately $92,000 as of September 30, 1998.

Notes payable, stockholders include two notes which totaled approximately $83,000 and were due on May 13, 1992. These notes were unsecured and accrued interest at 18 percent. The former management disputed these loans and did not record any interest on the Company's books. During the year ended
September 30, 1997, the Company's then new management   recorded an adjustment
to accrue interest on these notes. On September 29, 1997, the Company agreed to issue 100,000 shares of common stock as payment in full on one of these stockholder's notes payable. The principal and interest on this note was approximately $33,000. Additionally, the Company agreed to issue 1,000,000 shares of stock to the second stockholder as payment of accrued interest totaling approximately $92,000. The shares of stock were issued in 1998.


Read independent auditors' report.

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


6.   Notes Payable (continued)

The Company has two credit cards in its name with a total balance of approximately $26,000. This balance was accumulated by prior management and is personally guaranteed by prior management. Management has determined that the balance relates to personal expenditures and has not included this balance on the consolidated financial statements.

7.   Stockholders' Equity

On August 17, 1989, the Company sold, in a public offering (Form S-18), 1,000,000 units at $.05 per unit. Each unit consists of one share of common stock and five redeemable warrants. Each warrant entitles the stockholder to purchase one share of common stock at the price of $.10 per share. The warrants expired on February 9, 1991. The costs incurred in connection with the offering were $9,800. The net proceeds amounted to $40,200. On August 28, 1989, the Company acquired all of the outstanding common stock of the Subsidiary (formerly U.S. Environmental, Inc.), which totaled 13,500,000 shares, in exchange for 20,000,000 shares of the Company. Under the terms of the acquisition agreement, Windfall Capital Corp. changed its name to (DEL) U.S. Environmental, Inc. and, the wholly owned subsidiary changed its name to U.S. Waste Conversion International, Inc. The Parent also changed its fiscal year-end to September 30th to conform to that of the subsidiary.

This transaction was accounted for as a pooling of interests, whereby the transaction was a recapitalization of the Subsidiary. In effect, the transaction was the acquisition of the Parent by the Subsidiary since the stockholders of the Subsidiary held 20,000,000 (86.86 percent) of the 23,025,000 shares outstanding of the Parent after the acquisition. The operations of the Parent prior to the merger was significant to the combined operations. Goodwill was not recognized in the transaction and the consolidated financial statements reflect the assets at their historical cost basis.

During May 1990, various officers, directors, and stockholders of the Company contributed 1,000,000 shares of stock to the Company. The Company then redeemed the outstanding 5,000,000 warrants by offering one share for every five warrants to each warrant holder. The actual shares are included with the issued and outstanding shares at September 30, 1990.

On September 27, 1990, the Company issued 3,000,000 shares of common stock to the Company to be held as treasury stock.




Read independent auditors' report.                                        17

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


7.   Stockholders' Equity (continued)

The Company exchanged 500,000 shares of its common stock for 500,000 shares of Waste Technology Corp.'s common stock on March 16, 1990. The shares were valued by the Company at $.50 per share. The shares are subject to SEC Rule 144 and, accordingly, bear such restrictive legends. The shares revert to Waste Technology Corp. if a plant is not built by Waste Technology Corp. or an affiliate by March 16, 1992. As of March 16, 1992, no plant was built and, consequently, the shares were redeemed and cancelled.

On February 27, 1990, the Company acquired the rights to a patent for a metal separation system for incinerators in exchange for 300,000 shares of the Company's common stock. The transaction has been valued by management at $1,125,000. The patent, which was valued at $1,125,000, is included in other assets and is being amortized over its remaining life on a straight-line basis. The Company intends to use the patent in conjunction with its mineral electric fusion process. This asset was deemed impaired in the fiscal year ended September 30, 1997 and is included in the impairment of assets of $793,770.

On May 31, 1990, the Company acquired a 50 percent interest in the plant and equipment of Geotech comprising of an electric fusion metal-all demonstration pilot plant for 200,000 shares of common stock of U.S. Environmental, Inc. valued at $5 per share, or $1,000,000. The Company depreciated this plant and equipment over ten years on a straight-line basis through September 30, 1991. At September 30, 1991, the Company retroactively reflected the reversion of this transaction which was executed on October 18, 1991. The Company accounted for the reversion as an acquisition of its own restricted common shares valued at the net book value of $866,667 of the plant and equipment exchanged.

On March 31, 1990, the Company amended its license agreement with Geotech, whereby the Company issued to Geotech 400,000 shares of common stock valued at $5 per share as consideration for the reduction of royalty fees from 20 percent to 5 percent. The transaction has been valued at $2,000,000.

On May 8, 1990, the Company issued 58,700 shares of common stock for consulting services valued at $1,000 ($.017 per share).

On May 3, 1990, the Company issued 1,000 shares of common stock for $500 ($.50 per share).




Read independent auditors' report.                                         18

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

7.   Stockholders' Equity (continued)

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




Read independent auditors' report.                                         19

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


7.   Stockholders' Equity (continued)

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

In April 1993, the Company issued 550,000 restrictive shares to the then current management team. The Company valued the stock at $.0001 per share. The stock was to be returned if the individual resigned prior to September 22, 1994.

In September 1993, the Company approved the issuance of 100,000 restrictive shares in lieu of payment of legal fees. The actual shares were not issued by the transfer agent until October 1993, however, the shares are included with issued and outstanding shares at September 30, 1993.





Read independent auditors' report.                                        20

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


7.   Stockholders' Equity (continued)

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

The Company issued 2,000,000 shares of common stock in November 1996 for $150,000 in cash.






Read independent auditors' report.                                         21

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


7.   Stockholders' Equity (continued)

During 1997, the Company issued 254,000 shares to the Board of Directors. The Company recorded $23,040 as compensation expense as a result of these services. Additionally, the Company issued 100,000 shares of stock to a related company for consulting services. These services were valued at $7,500.

In November 1997, the Company issued 1,100,000 shares of stock in lieu of principle and interest owed on notes totaling $125,127.

During 1998, the Company issued 6,690,000 shares of stock for legal and consulting services valued at $64,200.

On March 6, 1998, the Company issued 4,200,000 shares of stock for $42,000. Of this amount, 200,000 shares were issued to current management. Management valued these shares at $.01 per share.

On March 16, 1998, the Company issued 700,000 shares of stock for $7,000. These shares were valued at $.01 per share.

On May 5, 1998, the Company issued 1,350,000 shares of stock for $13,500. These shares were valued at $.01 per share.

During the year ended September 30, 1998, 9,460,769 shares of stock were issued to an outside investor in accordance with the anti-dilution clause for the stock purchase agreement dated April 1997.

On April 1, 1998, 10,000,000 shares of common stock were issued to a related company. Also on August 26, 1998, an additional 10,000,000 shares of common stock were issued to this related company. These shares were issued as compensation for assigning the ownership rights of the first five projects to the Company. These shares were valued at $2,000.

On August 26, 1998, the Company agreed to issue 60,000,000 shares to a related company in exchange for any rights fees for structuring project finances and canceling a $402,000 debt owed by the Company.




Read independent auditors' report.                                         22

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

8.   Income Taxes

The Company has tax loss carryforwards of approximately $5,911,900 that may be applied against future taxable income through the year 2013. During 1997, a substantial change of ownership of the Company occurred. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the $5,911,900 net operating loss carryforwards. Other
than the net operating losses which have been limited because of the   change
in ownership as described above, any other net operating losses will expire if not utilized within 15 years of the year they were incurred. This loss gives rise to deferred tax assets at September 30, 1998 and are as follows:

                                                              $    5,911,900
     Effective tax rate                                                 39.0%
                                                              --------------
     Deferred tax asset                                            2,305,600
     Less valuation allowance                                      2,305,600
                                                              --------------
     Net deferred tax assets  $                                            0
                                                              ==============

The loss carryforwards expire as follows:

       Year of
     Expiration
     ----------
         2004        $    195,500
         2005             482,000
         2006             624,600
         2007             508,100
         2008             675,300
         2009             223,000
         2010              68,500
         2011             489,700
         2017           1,280,400
         2018           1,364,800
                   --------------
                   $    5,911,900
                   ==============








Read independent auditors' report.                                        23

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)

8.   Income Taxes (continued)

The reasons for the differences between the effective tax rate and the U.S. statutory rate on continuing operations are as follows:

                                                                 February 18,
                                                                     1988
                                               Year Ended       (Inception) to
                                               September 30,     September 30,
                                            1998           1997      1998

 Tax benefit at U.S. statutory rate     $ 532,300   $    633,400   $2,456,700
 Valuation allowance for deferred
        tax asset                         532,300        534,800    2,341,000
Other                                                                   3,000
                                        ----------   -----------   -----------
Income tax benefit                         $    0       $ 98,600   $  112,700


9.   Related Party Transactions/Commitments

The Company signed a management fee agreement with Swiss American Capital Management on April 18, 1997. Swiss American Capital Management provides support for general management, regulatory compliance, and sales and marketing. They also provide office space to the Company as part of the management fee. The Company paid $416,530 and $352,172 in management fees to this related company in 1998 and 1997, respectively.

The Company issued 100,000 shares of common stock to Basle Holding Corporation, a related company, for the year ended September 30, 1997. The related company provided services as a financial consultant and assisted the Company in obtaining funding for the Company's vitrification projects. These services were valued at $7,500 for the year ended September 30, 1997.

The Company signed a $20,000 revolving line of credit agreement with Swiss American Capital Management in October 1997. The line of credit is interest free and due on demand. As of September 30, 1998, the balance due on this line of credit was $1,619.





Read independent auditors' report.                                         24

               (DEL) U.S. Environmental, Inc. and Subsidiary
                      (A Development Stage Enterprise)

                 Notes to Consolidated Financial Statements

                 Years Ended September 30, 1998 and 1997 and
    Periods February 18, 1988 (Inception) to September 30, 1998 (Unaudited)


10.  Contingency

The Company is the plaintiff in pending litigation identified as (DEL) U.S. Environmental, Inc. v. Geotech Development Corporation and four former directors of the Company, Civil Action 97-6339, in the United States District Court for the Eastern District of Pennsylvania. The Company seeks adjudication with respect to whether Geotech Development Corporation has a partial ownership interest in the Niagara Falls plant and real estate, and the validity of certain cash and stock payments to certain former controlling persons of the Company between 1990 and 1997.


































Read independent auditors' report.                                        25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure with the Company's current principal accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  As of April 18, 1997, the directors and officers of the Company were as follows:

Name                   Age      Position with the Company
------                 ---      -------------------------
Max P. Schmid          39       President and Director (Chairman of the Board)
Thomas P. Dolan        44       Secretary, Director
Robert W. Lewis Jr.    44       Chief Financial Officer, Treasurer, Director

  After the closing of the Company's January 15, 1999, agreement with VEN, Max P. Schmid, President and Director, and Robert W. Lewis, Chief Financial Officer and Director, resigned from their positions. Dr. Hyman L. Jarrett Sr. and Donald W. Jarrett were elected as directors, and Thomas P. Dolan will continue serving as a director. The Board elected Dr. Hyman L. Jarrett Sr. to serve as Chairman of the Board.

  The Board of Directors appointed Donald W. Jarrett as Acting President, Thomas P. Dolan, Executive Vice President, and Belinda J. Jarrett as Secretary/ Treasurer. It is the board's intention to appoint a president in the near future the has extensive background in engineering as well as management.

  As of April 23, 1999, the directors and officers of the Company were as follows:

Name                       Age       Position with the Company
-----                      ---       -------------------------
Donald W. Jarrett          52        President and Director
Hyman L. Jarrett Sr.       60        Director (Chairman of the Board)
Thomas P. Dolan            46        Executive Vice President, Director
Belinda J. Jarrett         42        Secretary, Treasurer

  DONALD W. JARRETT, President and Director. Donald W. Jarrett is a retired Federal Bureau of Investigation (FBI) agent has a Master of Science in Criminal Justice Administration from Central Missouri State University, Warrensburg, Missouri. Mr. Jarrett was with the FBI for twenty-one (21) years and was instrumental in planning and completing investigations for violation of matters within the jurisdiction of the FBI. Because of his leadership ability Mr. Jarrett was requested to specialize and concentrate these abilities in the area of Domestic Terrorist Groups in the United States. Mr. Jarrett was responsible for developing and establishing the Phoenix, Arizona FBI's Counter Terrorism Task Force. Mr. Jarrett begin his career in criminology as a Special Agent for the United States Army Criminal Investigation Division. Donald W. Jarrett is the brother of Dr. Hyman L. Jarrett, Sr., and Belinda J. Jarrett.

  DR. HYMAN L. JARRETT Sr., Chairman of the Board. Dr. Hyman L. Jarrett is founder and organizer of Virtual Empowerment Network, Inc. (VEN). VEN was organized in 1997 with the vision of Dr. Jarrett to promote economic empowerment, business development and financial resources in urban communities throughout America. Dr. Jarrett organized VEN as a holding company to facilitate ownership and management in the areas of environmental services, and products, telecommunications, financial services, Electronic Commerce and technology.

  Dr. Jarrett's experience includes the founding of HLJ Management Group, Inc., in 1979, to perform Total Base Operations for predominantly military bases. As President and owner of HLJ for over 18 years, he led this firm from virtually a one-person operation to employ and manage over 500 personnel.
Dr. Jarrett's experience also includes providing international subcontracting operations in Kuwait for the Log Cap Program with Brown and Root International. Dr. Jarrett's educational background includes a Doctorate of Ministry for the University of Central America, Doctorate of Divinity, from the Springhill Theological Seminary, Hartford Connecticut and a Doctorate of Humane Letters from Shaw University, Raleigh, North Carolina. Dr. Jarrett is the brother of Donald W. Jarrett and Belinda J. Jarrett.

  THOMAS P. DOLAN, Executive Vice President and Director. Mr. Dolan has over 16 years of experience in investment banking and was employed with various responsibilities by investment and commercial banks such as First Boston Corp., New York, and Banque Nationale de Paris, London and Paris. His professional background includes structured bond trading, structured proprietary risk arbitrage trading, risk management, strategic investment management for internal trust departments. Mr. Dolan has over 10 years of international experience overseas and worked in major financial centers including, New York, London, Paris and Chicago.

  Mr. Dolan has served as a director of USE from April 18, 1997, to present. He served as Secretary of the Company from April 18, 1997, to April 20, 1999. Mr. Dolan has served as Executive Vice President since October 1998 and Chief Operating Officer since April 20, 1999.

  BELINDA J. JARRETT, Secretary/Treasurer. Ms. Belinda J. Jarrett served
as President of Applied Management and Services, Inc. for over 12 years.   Ms.
Jarrett has a Master's degree in Business Administration and Management from Webster University. Ms. Jarrett formed a contracting firm and led it to gross revenues of $6,000,000 during her tenure. This firm was rated for over three years among the top twenty-five minority businesses in the Kansas City Metropolitan area. In November 1992, Ms. Jarrett was awarded Kansas City's Businesswoman of the Year for her outstanding accomplishments.
Ms Jarrett served as the Director of Data
Processing and Management Information Systems for HLJ Management Group,
Inc., during the period 1980 to
1984.  Ms. Jarrett is the sister of Donald W. Jarrett and Dr. Hyman L.
Jarrett, Sr.

     All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     As April 18, 1997, based upon a review of Forms 3,4 and 5 and amendments thereto, the company has ascertained that Kilgarvan Investment & Holding Company which at that time held 51% of the outstanding shares of the Company common stock had not filed the requisite disclosure forms.

  Subsequently, after the change of control on April 23, 1999, based upon a review of Forms 3,4 and 5 and amendments thereto, the company has ascertained that the Virtual Empowerment Network, Inc. which currently holds 83% of the outstanding shares of the Company common stock has not filed the requisite disclosure forms.

ITEM 10.     EXECUTIVE COMPENSATION

(A)  General
     -------

     During the fiscal years ended September 30, 1995-1998 the Company had no employment contracts with employees or management. Members of the Board of Directors were compensated for their efforts with shares of the Company's common stock as outlined in the following table:

(b)  Summary Compensation Table

                                                  Long Term Compensation
                     Annual Compensation         Awards           Payouts
                     -------------------         ----------------------------
(a)        (b)      (c)    (d)      (e)      (f)        (g)          (h)       (i)
Name                      Other    Other               Securities              All
and                       Annual   Annual  Restricted  Underlying    LTIP     Other
Principal                 Compen-  Compen-   Stock     Options/SARs  Payouts  Compen-
Position   Salary  Bonus  sation   sation    Award(s)    (#)           ($)    sation
             ($)    ($)     ($)      ($)      ($)

            0    0    0    0    0    0            0          0        0
----------  ------  -----  -------  ------- ----------  ------------ -------- ----------

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

(g) Employment Contracts and Termination of employment and Change-in-Control Arrangements

       On April 27, 1999, the Company entered into a "Management Agreement" with Dolan Co., Inc. Under the terms of this agreement, Dolan Co. is providing support for general management and operations for the St. Petersburg office.

(h)    Report on Pricing of Options/SARs - not applicable

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth as of September 30, 1997 certain information with regard to the record and beneficial ownership of the company's Common Stock by (a) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock:

(a) Security Ownership of Certain Beneficial Owners (September 30, 1997)

Title of    Name and Address of           Amount and Nature        Percent of
Class       Beneficial Owner              Beneficial Owner         Class
________    ___________________           _________________        __________

Common      Kilgarvan Investment &        81,379,500               41.290%
             Holding, Ltd.
            4th Floor, Dollard House
            Wellington Quay
            Dublin 2
            Ireland

            Chatsworth Asset Management   14,291,981               7.252%
            Oceanic House
            100 Duke Street
            Grand Turk and Caicos Islands,
            B.W.I.

(b) Security Ownership of Management (September 30, 1997)

Title of    Name and Address of           Amount and Nature        Percent of
Class       Beneficial Owner              Beneficial Owner         Class
________    ___________________           _________________        __________

Common      Max Schmid                    4,212,000                2.138%
            60 Woodglen Court
            Oldsmar, FL 34677


           Thomas P. Dolan               14,181,519                7.197%
           19450 Gulf Blvd.
           Apt. 304
           Indian Shores, Florida
           33785

           Robert W. Lewis Jr.           9,441,125                 4.791%
           204 43rd. Avenue
           St. Pete Beach, Florida
           33706

           All officers and Directors as a group (3 persons)      14.125%

    On January 15, 1999 the Company entered into an agreement with Virtual Empowerment Network, Inc. (VEN) a Kansas corporation wherein VEN agreed to purchase shares equaling 83% of the outstanding shares of USE after the purchase. As a condition to closing this agreement, USE undertook a one share for one hundred shares reverse stock split on March 25, 1999.

  The following tables set forth as of April 23, 1999, after the reverse stock split, closing of the VEN agreement, and election of new directors, certain information with regard to the record and beneficial ownership of the company's Common Stock by (a) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock:

(a) Security Ownership of Certain Beneficial Owners (April 23, 1999)

Title of    Name and Address of           Amount and Nature        Percent of
Class       Beneficial Owner              Beneficial Owner         Class
________    ___________________           _________________        __________

Common      Virtual Empowerment Network,   9,620,842                83.000%
             Inc.
            8200 State Avenue
            Kansas City,
            Kansas 66112

            Kilgarvan Investment &           813,795                 7.021%
            Holding, Ltd.
            4th Floor, Dollard House
            Wellington Quay
            Dublin 2
            Ireland

(b) Security Ownership of Management (April 23, 1999)

Title of    Name and Address of           Amount and Nature        Percent of
Class       Beneficial Owner              Beneficial Owner         Class
________    ___________________           _________________        __________

Common      Donald W. Jarrett             9,620,842 (1)           83.000%

            Hyman L. Jarrett Sr.          9,620,842 (1)           83.000%

            Belinda J. Jarrett            9,620,842 (1)           83.000%

            Thomas P. Dolan                 141,816                1.223%
            6145 Sun Blvd.
            Apt. b202
            St. Petersburg, Florida
            33715

           All officers and Directors as a group (4 persons)      84.223%

(1) Beneficially owned by virtue of control of Virtual Empowerment
    Network, Inc., located at 8200 State Avenue, Kansas City, Kansas 66112.

(c) Changes in Control

Please see Item 12.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Swiss American Capital Management, Inc., Financing Agreement
------------------------------------------------------------

  On November 20, 1996, The Company entered into a "Financing Agreement" with Swiss American Capital Management, Inc. (SwissAm) of Tampa, Florida, an affiliated company.

  Pursuant to the financing agreement, the Company granted SwissAm the right of first refusal for any vitrification plant project requiring financing. Prior to the Company submitting an offer, responding to an RFP or other bids and offers for the development of a vitrification facility and the relating service agreements, the Company provided SwissAm with all relevant project related information and allowed SwissAm a 90-day period for evaluation as to whether it was willing to undertake the project financing.

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

  Upon successful financing of a vitrification project, the Company will receive 40% of the project development contract value as down payment. The remainder shall be made available to the company in increments of 10% of the development contract value every 60 days thereafter. During the development and construction phase of any vitrification facility, the Company shall receive a management fee. In April 1998 the company entered into an agreement to amend the Finance Agreement whereby the ownership rights for the first five plants were reverted back to the company for 10,000,000 shares of common stock. In July 1998 a further agreement was entered into reverting all ownership rights of plants back to the company for an additional 10,000,000 shares of common stock.

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

  SwissAm also provides the Company with office space and logistics such as computers, communications equipment etc. The Company owed $402,000 in management fees to this related company which was settled in an agreement for 60,000,000 shares of common stock. This agreement was terminated on April 23, 1999.


Kilgarvan Investment & Holding Company, Limited
-------------------------------------------------

  On May 7, 1997, Registrant issued 30,447,394 shares of its common stock to Kilgarvan Investment & Holding Company, Limited ("Kilgarvan") in a private placement, for $326,000. The purchase of these shares, combined with Kilgarvan's prior stock purchases was approximately $977,000. Kilgarvan controlled approximately 52% of the outstanding shares of Registrant's common stock, and had anti-dilution rights for up to 100,000,000 shares.

  Kilgarvan's additional investment was made at a time which Registrant had no revenues and its debts were in excess of its assets. In connection with this funding, all members of the prior Board of Directors, as well as all of the officers of Registrant resigned except Mr. Max Schmid. The Board of Directors of Registrant now consisted of Max Schmid, Thomas Dolan and Robert Lewis, each of whom was also affiliated with Swiss American Capital Management, Inc. The new Board of Directors then elected the following officers: Max P. Schmid, President; Thomas P. Dolan, Secretary; Robert W. Lewis, Treasurer and Chief Financial Officer.

Virtual Employment Network, Inc. Agreement
------------------------------------------

  On January 15, 1999 the Company entered into an agreement with Virtual Empowerment Network, Inc. (VEN) a Kansas corporation wherein VEN agreed to purchase shares equaling 83% of the outstanding shares of USE after the purchase. In consideration for the issuance of the shares, VEN agreed to negotiate, secure and assign to USE, with full rights, contracts in the aggregate amount of $5,000,000, whereby USE will receive not less than $5,000,000 in gross revenues during a five year period after the April 23, 1999 date of the VEN Agreement. The assignment of such contracts is to occur within one year of the Company's ability to perform under such contracts. As further payment for the shares being purchased by VEN, it agreed to a series of loans to provide for payment of the Company's outstanding accounts payable and to provide working capital for the next year. VEN had loaned $145,237 to USE as of August 4, 1999.

  VEN is a minority-owned, for profit, development stage company with principal offices in the State of Kansas, organized to promote economic empowerment, business development and financial resources in urban communities throughout America. VEN was formed as a holding company to facilitate ownership and management in the areas of construction, telecommunications, financial services, insurance, environmental services and products, and acquisition and development of real estate and businesses. It will conduct these business activities through several autonomous subsidiaries.

  In the event VEN is unable to provide the $5,000,000 in contracts, then the outstanding loans from VEN to USE will be forgiven.

     One of the conditions imposed by VEN with respect to the purchase of the USE shares was that prior to closing on the VEN Agreement, the Company would undergo a one share for one hundred shares reverse stock split. On March 25, 1999, each share of Common Stock issued and outstanding was automatically reclassified and converted into one one-hundredth of a share of Common Stock, with fractional shares to be rounded up to the next full share. The authorized shares were then set at 100,000,000.

  On April 23, 1999, at closing of the agreement, VEN was issued 9,620,842 shares of common stock, so that the total issued shares of common stock post-closing was approximately 11,591,376 shares of common stock. Under the terms of the agreement VEN's shares are being held by an escrow agent to be released when VEN has fulfilled its responsibilities under the VEN Agreement.

  After the closing, Max P. Schmid, Chairman of the Board and President and Robert W. Lewis Jr., Chief Financial Officer resigned. The Board of Directors appointed Dr. Hyman L. Jarrett Sr. and Donald W. Jarrett as directors, along with Thomas P. Dolan who will remain as a director. The Board elected Dr. Hyman L. Jarrett Sr. as Chairman of the Board. The Board of Directors appointed Donald W. Jarrett as Acting President, Thomas P. Dolan, Executive Vice President and Chief Operating Officer, and Belinda J. Jarrett as Secretary/Treasurer.

Dolan Co. Management Agreement
------------------------------

  On April 27, 1999, the Company entered into a "Management Agreement" with Dolan Co., Inc. Under the terms of this agreement, Dolan Co. is providing support for general management and operations for the St. Petersburg office. Thomas P. Dolan, Executive Vice President, Chief Operating Officer and Director, is the sole owner and employee of Dolan Co., Inc.

  The agreement provides that Dolan Co. is to be paid monthly at a rate of $6,000 for April 1999 and beginning May 1, 1999 at a rate of $7,000 per month, exclusive of any option or incentive programs.

  The current terms and conditions of the agreement are being negotiated as of the date of filing of this 10-KSB.

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


     Exhibits
     --------

   3.1* Certificate of Incorporation of Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   3.2* Amended Certificate of Incorporation of Company (Exhibit to Registrant's Form S-18 Registration statement, SEC File No. 33-95969NY)


   3.3* By-Laws of the Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   3.4* Acquisition Agreement between Windfall Capital Corp. and the Company (Exhibit to Registrant's Form S-18 Registration Statement, SEC File No. 33-95969NY)

   3.5**   Amendment to the Certificate of Incorporation, effective April 3,
           1998

   3.6**   Amendment to the Certificate of Incorporation, dated March 1, 1999

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


   10.9* Amendment to Purchase Agreement (Incorporated by reference on Form 10-Q for quarter ended June 30, 1991)





   10.10* Third supplement to "Amended and Restated License Agreement" between the Registrant and Geotech Development Corporation dated October 18, 1991 (Incorporated by reference on Form 10-K for fiscal year ended September 30, 1991)

   10.11* Agreement dated December 9, 1991 between the Registrant and "Noel Drago and Associates (Incorporated by reference on Form 8-K filed November 9, 1992)

   10.12* Agreement leading to "Change of Control" dated September 22, 1992 modifying the agreement dated December 9, 1991 (Incorporated by reference on Form 8-K filed on November 9, 1992)

   10.13* Agreements for restructuring and/or satisfaction of outstanding "Convertible Notes" (Incorporated by reference on Form 10-Q for quarter ended June 30, 1993)

   10.14* Fourth Supplement to Amended and Restated License Agreement between the Registrant and Geotech Development Corporation effective September 30, 1995.

   10.15* "Management and Service Fee Agreement" between Registrant and Geotech Development Corporation dated October 1, 1995

   10.16* "Joint Venture Agreement" between Registrant and Tully Construction Company dated June 4, 1996

   10.17* Subscription Agreement for the purchase of shares of Company Common Stock between Registrant and Kilgarvan Investment & Holding, Ltd., an outside investor, leading to change of control, reorganization of Board of Directors and appointment of new Executive Officers of Registrant (Incorporated by reference on Form 8-K filed on May 9,
           1997)

   10.18* Subscription Agreement for the purchase of Company Common Stock between Registrant and Commodity Trade, Ltd., an outside investor, dated November 20, 1996

   10.19* "Financing Agreement" between Registrant and Swiss American Capital Management, Inc. dated February 1, 1997

   10.20* "Management Agreement" between Registrant and Swiss American Capital Management, Inc. date April 18, 1997.

   10.21* "Satisfaction and/or conversion of Long-Term Debt" between Registrant and Ernie Micciche, and Louis and Maria Sepe, both dated September 29, 1997.

   10.22** "Amendment to the Finance Agreement" between Swiss American Capital
           Management, Inc and Registrant.

   10.23** Agreement between Swiss American Capital Management, Inc and
           Registrant concerning settlement of management fees and finance agreement

   16.1* Change of certifying accountant (Incorporated by reference on Form 8-K filed July 29, 1997)

   24.1* Irrevocable Proxy between Registrant and Louis Sepe dated September 29, 1997


--------------------------------------
          *     - Previously filed
          **    - Filed herewith



(b) Reports on Form 8-K
    -------------------

       None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. ENVIRONMENTAL, INC.
                                            (Registrant)

Date: August 11, 1999

                                            /s/ Thomas P. Dolan
                                            --------------------------------
                                            Thomas P. Dolan
                                            Chief Operating Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            U.S. ENVIRONMENTAL, INC.
                                            (Registrant)

Date: August 11, 1999
                                           /s/ Hyman L. Jarrett
                                           -----------------------------
                                           Dr. Hyman L. Jarrett, Director


                                          /s/ Thomas P. Dolan
                                           ------------------------------
                                           Thomas P. Dolan, Director


                                           /s/ Donald Jarrett
                                           ------------------------------
                                           Donald Jarrett, Director


                                EXHIBIT 3.5
                  AMENDED CERTIFICATE OF INCORPORATION


                     CERTIFICATE OF AMENDMENT
                              TO THE
                   CERTIFICATE OF INCORPORATION
                                OF
                  (DEL) U.S. ENVIRONMENTAL, INC.

(DEL) U.S. ENVIRONMENTAL, INC., organized and existing under the General Corporation Laws of the State of Delaware (the "Corporation"), does hereby certify:

  FIRST: That the Board of Directors of the Corporation, at a meeting called for such purpose, duly adopted resolutions setting forth the proposed amendment to the Certificate of Incorporation of the Corporation and calling for the submission of the proposed amendment to a vote of the stockholders of the Corporation, for their approval and adoption. The resolution setting forth the proposed amendment is as follows:

       "RESOLVED, that the Corporation amend its certificate of incorporation so that:

       ARTICLE FOURTH of the certificate of incorporation shall read as follows:

       'FOURTH: The total number of shares of stock which the corporation shall have authority to issue is Two Hundred Million
(200,000,000), and the par value of each of such shares is $.0001.

  SECOND: That the holders of a majority of the outstanding shares of common stock of the Corporation, by written consent dated February 26, 1998, did duly adopt said amendment proposed by the Board of Directors. Notice, pursuant to Section 228(d) of the Delaware General Corporation Laws, of the taking of such corporate action without a meeting was duly provided to the shareholders who did not consent in writing.

  THIRD: This amendment was duly adopted in accordance with the provisions of Section 242 of the Delaware General Corporation Laws.

  FOURTH:  This amendment shall become effective on April 3, 1998.

  IN WITNESS WHEREOF, the undersigned has caused its corporate seal to be affixed hereto and this Certificate to be executed by its President and attested by its Secretary, this 9th day of March, 1998.


                             (DEL) U.S. ENVIRONMENTAL, INC.

/S/ THOMAS P. DOLAN                   /S/ MAX P. SCHMID

Attest:  Thomas P. Dolan, Secretary   By:  Max P. Schmid, President

C:\ELINK\FILING\0998use.10k

                                EXHIBIT 3.6
                  AMENDED CERTIFICATE OF INCORPORATION



                         CERTIFICATE OF AMENDMENT
                                  TO THE
                       CERTIFICATE OF INCORPORATION
                                    OF
                      (DEL) U.S. ENVIRONMENTAL, INC.




(DEL) U.S. ENVIRONMENTAL, INC., a corporation organized and existing under the General Corporation Law of the State of Delaware DOES HEREBY
CERTIFY:

FIRST: That the Board of Directors of the Corporation, at a meeting called for such purpose, duly adopted resolutions setting forth the proposed amendment to the Certificate of Incorporation of the Corporation and calling for the submission of the proposed amendment to a vote on the stockholders of the Corporation, for their approval and adoption. The resolution setting forth proposed amendment is as follows:

RESOLVED, that the Corporation amend its Certificate of Incorporation so that:

ARTICLE 4 of the Certificate of Incorporation shall read as follows:


  IV.

Effective March 25, 1999, the outstanding shares of Common Stock shall be and hereby are combined and reclassified as follows: each share of Common Stock shall be reclassified as and converted into one one-hundredth of a share of Common Stock, with fractional shares to be rounded up to the next full share.

Certificates representing shares combined and reclassified as provided in this Amendment to the Certificate of Incorporation are hereby canceled, and, upon presentation of the canceled certificates to the Corporation, the holders thereof shall be entitled to receive new certificates representing the shares resulting from such combination and reclassification.

After the above combination and reclassification, the Corporation shall be authorized to issue one class of shares to be designated as Common Stock. The total number of shares of stock which the Corporation shall have authority to issue shall be One-Hundred Million (100,000,000) shares, each having a par value of $.0001 (the "Common Stock").

SECOND: That the holders of a majority of the outstanding shares of common stock of the Corporation did duly adopt said amendment proposed by the Board of Directors, by consent dated December 18, 1998.

THIRD: That these amendments were duly adopted in accordance with the provisions of Section 242 of the Delaware General Corporation Laws.



The undersigned hereby acknowledges that the foregoing Certificate of Incorporation is his act and deed and that the facts stated herein are true.



                                  /S/ MAX SCHMID

                                       Max Schmid
                                       President and Chief Executive Officer


/S/ THOMAS P. DOLAN
Attest: Thomas P. Dolan, Secretary


Dated:  March 1, 1999

                                EXHIBIT 10.22
         "Amendment to the Finance Agreement" between Swiss American
                   Capital Management, Inc and Registrant.



            AMENDMENT TO FINANCE AGREEMENT, Dated November 20, 1996
            -------------------------------------------------------

     THIS AGREEMENT, made as of this 27 day of February, 1998, between (DEL) U.S. Environmental, Inc., a Delaware corporation, hereinafter called "Company", and Swiss American Capital Management, Inc., a Florida corporation qualified to do business in Florida ("Financier").

                                WITNESSETH:

    WHEREAS, Company desires to amend Finance Agreement with Financier dated November 20, 1996.

     WHEREAS, Financier shall reassign all ownership rights to the projects to be financed by Financier as stipulated in the Finance Agreement dated November 20, 1996 for the first five projects to Company, thereafter the ownership rights shall be 50:50 for all subsequent projects where finance is arranged under the terms of said agreement;

     WHEREAS, Financier shall retain the "right of first refusal' to arrange financing as stipulated in Finance Agreement;

      NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, Company and Financier agree as follows:

     1. Consideration. Company will issue Financier, or its assigns 10,000,000 shares of Common Stock (Par Value .0001) in the Company for reassigning the rights under the Finance Agreement dated November 20, 1996 for the first five projects to Company. The shares shall bear restricted legends for the period of one year. Upon the signing of a contract for the sale of the first vitrification plant and/or system the Company will issue a further 10,000,000 shares of Common Stock (Par Value .0001) of the Company to the Financier.

      2. Issuance of Shares. Upon execution of this Agreement, the Company will issue to Financier or its assigns 10,000,000 shares of Common Stock of the Company. The Company will reserve a further 10,000,000 shares of Common Stock of the Company to be issued upon the signing of a contract for the first the sale of the first vitrification plant and/or system.

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


WITNESSES:                                  COMPANY:
                                            (DEL) U.S. ENVIRONMENTAL, INC., A
                                            Delaware corporation
/s/ Robert W. Lewis, Jr.                       /s/ illegible
-----------------------------              By: ------------------------------
Print Name:  Robert W. Lewis, Jr.          Its: -----------------------------

-----------------------------

Print Name:  ----------------


                                            Financier:
                                            SWISS AMERICAN CAPITAL
                                            MANAGEMENT, INC., a Florida corp.

/s/ Robert W. Lewis, Jr.                       /s/ Thomas P. Dolan
-----------------------------              By: ------------------------------
Print Name:  Robert W. Lewis, Jr.          Its: President

-----------------------------

Print Name:  ----------------

                                EXHIBIT 10.23
        Agreement between Swiss American Capital Management, Inc and Registrant concerning settlement of management fees and finance agreement


                                AGREEMENT

     This Agreement is made and entered into on the 7th day of July, 1998, by and between (DEL) U.S. ENVIRONMENTAL, INC. ("Company"), and Swiss American Capital Management, INC. ("Manager").

                               WITNESSETH:

      WHEREAS, Manager is owed the principal amount of $402,000 for services provided during the Fourth Quarter 1997 and the First and Second Quarter of 198 under the Management Agreement dated April 18, 1997.

      WHEREAS, the Company wishes to pay the outstanding debt and Manager has agreed to receive shares in Company to fulfill this obligation.

      WHEREAS, Manager is entitled to fees for structuring project finance for Company.

      WHEREAS, the Company wishes to cancel the project finance fees and Manager has agreed to receive shares in Company to fulfill this obligation.

      WHEREAS, the Company agrees to issue Manager 60,000,000 (Sixty Million) shares of its common stock in to fulfill its obligation to Manager.Issue Price (Par value $.0001).

      NOW THEREFORE, in consideration of the mutual promises herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

1. Cancellation of Debt and Fees. Upon execution of this Agreement, Manager will cancel $402,000 in debt and any rights to fees for arranging project finance.

2. Execution of Agreement. Upon execution of this Agreement the Company will issue 60,000,000 restricted shares to Manager or its assigns for satisfaction of debt and services rendered by Manager to the Company.

3. Release. Except for the obligations as set forth in Sections 1 and 2 of this Agreement, Manager does hereby and by these presents, for itself, its successors and assigns, fully remise, release, acquit and forever discharge the Company its successors and assigns, of any and all rights, claims, demands, actions and causes of action of any nature whatsoever, whether arising at law or in equity, by reason of any matter, cause, happening or thing from the beginning of time occurring prior to and including the date of this Agreement.

July 7, 1998 Agreement between U.S. Environmental and Swiss American Capital
Management, Inc.                                                             1

4. Governing Law. This Agreement has been executed and delivered and its term and provisions are to be governed and construed by the laws of the State of Florida.

5. Binding Effect. This Agreement shall be binding upon and shall insure to the benefit of the respective parties hereto and their respective heirs, personal representatives, successors and assigns.







       IN WITNESS WHEREOF, the parties have caused this Agreement to be executed the day and year first above written.


MANAGER:                                 COMPANY:

SWISS AMERICAL CAPITAL                   (DEL) U.S. ENVIRONMENTAL, INC.
MANAGEMENT, INC.

/s/ Thomas P. Dolan                      /s/ Max Schmid      Max Schmid

Title:  President                        Title:  President
        ------------------                       ---------------------























July 7, 1998 Agreement between U.S. Environmental and Swiss American Capital
Management, Inc.                                                             2