Form 10QSB
period 1998-12-31
U S ENVIRONMENTAL INC
filed 1999-09-01
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                    FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

                         Commission File Number 0-17963

                         (DEL) U.S. ENVIRONMENTAL, INC.
                           -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                               11-2906904
                --------                               ----------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

                  8200 State Avenue Kansas City, Kansas 66112
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (913) 788-5200
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes       No  X
                ---      ---

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1998 was 1,867,175.(Adjusted for 100:1 reverse stock split)

Transitional Small Business Disclosure Format:      Yes       No X
                                                        ---      ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
         December 31, 1998                   .............................  3

         Consolidated Statements of Operations -
         Three months ended December 31, 1998 and 1997 ...................  4

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 1998 and 1997..................  5

         Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation........  7

Part II - Other Information

Item 1. Legal Proceedings.................................................  7

Item 2. Changes in Securities.............................................  7

Item 3. Defaults Upon Senior Securities...................................  7

Item 4. Submission of Matters to a Vote of Security Holders...............  7

Item 5. Other Information.................................................  7

Item 6. Exhibits and reports on Form 8K

         Signatures.......................................................  7

               (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                   A DEVELOPMENT STAGE ENTERPRISE
                 CONSOLIDATED  BALANCE SHEET (UNAUDITED)

12/31/98

Assets
Current Assets
     Cash                                                          $43
     Prepaid Expenses                                           18,056
                                                               -------
Total Current Assets                                            18,099

Property and equipment, net of accumulated depreciation        215,183
                                                               -------
Other Assets
     License, net of accumulated amortization                  572,654
                                                               -------

     Total Assets                                             $805,936
                                                              ========

Liabilities and Stockholders' Equity
Accounts payable & accrued expenses                           $187,569
Current portion of notes payable and long-term debt            199,619
Accrued interest                                                91,580
                                                               -------
Total  current liabilities                                     478,768
                                                               -------
Long -term debt, net of current maturities
Notes payable, net of current maturities                        18,000
                                                               -------

Stockholders' equity
Common stock, par value $.0001                                     187
100,000,000 shares authorized, 1,867,175
shares issued and outstanding

Additional paid-in capital                                   6,419,837

Deficit accumulated during the development stage            (6,110,856)
                                                            ----------

Total stockholders' equity                                     309,168
                                                               -------

Total liabilities and stockholders' equity                    $805,936
                                                               =======

              (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                     A DEVELOPMENT STAGE ENTERPRISE
            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                      3 mos ending   3 mos ending  INCEPTION
                                        12/31/98        12/31/97    2/18/88
                                                                   12/31/98

Revenue from demonstration fees            -               -       $280,000
                                        --------      ---------   ---------
Development stage expenses
     Research and development                              -        169,020
     General and administrative          $88,891       $130,943   3,276,883
     Depreciation and amortization        11,749                  1,731,397
                                        --------      ---------   ---------
Total development stage expenses         100,640        130,943   5,177,300

Net development stage expenses           100,640        130,943   4,897,300

Other income (expense)
     Interest expense                      -               -       (161,297)
     Interest income                       -               -          2,162
     Miscellaneous income                  -               -          2,500
     Loss on impairment of assets          -               -     (1,345,773)
                                        --------      ---------   ---------
Total other income (expense)               -               -     (1,502,408)

 Net loss before income taxes and
 extraordinary gain                     (100,640)       130,943  (6,399,708)


Income taxes                               -               -
 tax benefit                               -               -        112,700
                                        --------      ---------   ---------
Net loss before extraordinary gain      (100,640)       130,943  (6,287,008)
Extraordinary gains
Extraordinary gain on forgiveness
   of debt                                 -               -        176,152
                                        --------      ---------   ---------
       Net loss                         (100,640)       103,943  (6,110,856)

Loss per common share
Loss before extraordinary gain             -               -        ($19.85)
Extraordinary gain on forgiveness of debt  -               -            .55
Net loss per common share                   (.05)          (.12)    ($19.30)

Weighted average number of common
shares outstanding                     1,858,934        820,767     316,573

              (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                    A DEVELOPMENT STAGE ENTERPRISE
              CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)


                                      3 mos ending   3 mos ending  INCEPTION
                                        12/31/98        12/31/97    2/18/88
                                                                   12/31/98

Cash flow from operating activities:
  net loss                              ($100,640)     $130,943   (6,110,856)


Adjustments to reconcile net loss to
 net cash used in operating activities

  Depreciation and amortization            11,749          -       1,731,397
  Extraordinary gain on forgiveness
    of debt                                                         (176,152)
  Deferred income tax benefit                -             -        (112,700)
  Loss on impairment of assets               -             -       1,345,773
  Issuance of common stock for services    27,700          -         844,258
  Issuance of common stock for
    termination of intermediary agreement    -             -         240,000
  (Increase) decrease in prepaid expenses    -             -         (15,916)
  Increase (decrease) in accounts payable
    and accrued expenses                   61,161       119,309      681,117
                                          -------       -------     --------
Net cash used in operating activities          30        11,634   (1,573,079)
                                          -------       -------     --------
Cash flows from investing activities

  Acquisition of property and equipment      -             -        (260,786)
  Acquisition of patents                     -             -         (44,327)
  Acquisition of marketable securities       -             -          (1,530)
                                          -------       -------     --------
Net cash used in investing activities        -             -        (306,643)
                                          -------       -------     --------
Cash flows from financing activities

  Proceeds from issuance of notes payable    -             -         125,219
  Principal payments on notes payable        -          131,127      (41,225)
  Issuance of common stock, net of
    offering costs                           -          125,127    1,596,771
  Proceeds from issuance of
    convertible notes                        -             -         199,000
                                          -------       -------     --------
Net cash provided by financing
    activities                               -            6,000    1,879,765
                                          -------       -------     --------
 Net increase (decrease) in cash              (30)       17,634           43

Cash beginning                                 73        18,179            0
                                          -------       -------     --------
Cash ending                                   $43          $545          $43
                                          =======       =======     ========

              (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE ENTERPRISE)
               Notes to Consolidated Financial Statements
                             (Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1998 of U.S Environmental, Inc. (the "Company"), as filed with the Securities and Exchange Commission. See Disclosure of the Ven Agreement as set forth in Form 10-KSB.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods.


NOTES RE  ISSUANCE OF COMMON STOCK



On November 13, 1998 the following issuances were made:

250,000 shares of common stock were issued at $.02 per share to Couture & Company as compensation for outstanding accounting fees.

1,266,667 shares of common stock were issued at $.015 per share   to Sweeney
& Sheehan as compensation for outstanding legal fees.

246,667 shares of common stock were issued at $.015 per share to Palmerella & Sweeney as compensation for outstanding legal fees.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Due to the late filing of this Form 10-QSB, the Management's Discussion and Analysis or Plan of Operation section of the Form 10-KSB of the Registrant filed on August 13, 1999 is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

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

The litigation is currently in a state of discovery and negotiations.

Item 2.           Changes in Securities

On November 13, 1998 the following issuances were made:

250,000 shares of common stock were issued at $.02 per share to Couture & Company as compensation for outstanding accounting fees.

1,266,667 shares of common stock were issued at $.015 per share to Sweeney & Sheehan as compensation for outstanding legal fees.

246,667 shares of common stock were issued at $.015 per share to Palmerella & Sweeney as compensation for outstanding legal fees.

All of the above shares were issued pursuant to the exemption provided by
Section 4(2) of Regulation D of the Securities Act.

Item 3.           Defaults Upon Senior Securities

        None

Item 4.           Submission of Matters to a Vote of Security Holders

On December 18, 1998, a one-for-one hundred reverse stock split, and an increase in the number of authorized shares after such reverse stock split (which had reduced the authorized shares to 2,000,000) to 100,000,000, were approved by written consent of shareholders owning a majority of the common stock of Registrant.


Item 5.           Other Information

         None

Item 6.           Exhibits and reports on Form 8K

         None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               (DEL) U.S. Environmental, Inc.

Dated : August 30 1999

                                                -----------------------------
                                                Thomas P. Dolan
                                                Chief Operating Officer



                                                -----------------------------
                                                Belinda J. Jarrett
                                                Treasurer and
                                                Principal Accounting Officer