Form 10QSB
period 1999-03-31
U S ENVIRONMENTAL INC
filed 1999-09-01
CIK 844010

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

                         Commission File Number 0-17963

                         (DEL) U.S. ENVIRONMENTAL, INC.
                           --------------------------
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

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1999 was 1,970,831 (adjusted for 100: 1 reverse stock split).

Transitional Small Business Disclosure Format:        Yes       No X
                                                          ---      ---

                  (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY


                                      Index

                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1999 and September 30, 1998..........................  3

         Consolidated Statements of Operations -
           Three months and six months ended March 31, 1999 and 1998......  4

         Consolidated Statements of Cash Flows -
           Six months ended March 31, 1999 and 1998.......................  5

         Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation........  7

Part II - Other Information

Item 1. Legal Proceedings.................................................  7

Item 2. Changes in Securities.............................................  7

Item 3. Defaults Upon Senior Securities...................................  7

Item 4. Submission of Matters to a Vote of Security Holders...............  7

Item 5. Other Information.................................................  7

Item 6. Exhibits and reports on Form 8K

         Signatures.......................................................  7

              (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                   A DEVELOPMENT STAGE ENTERPRISE
                CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               3/31/99
                                                               -------
Assets
Current Assets
     Cash                                                       $3,280
     Prepaid Expenses                                           18,056
                                                               -------
Total Current Assets                                            21,336
                                                               -------
Property and equipment, net of accumulated depreciation        211,017

Other Assets
     License, net of accumulated amortization                  565,154
                                                               -------
     Total Assets                                             $797,507
                                                               =======
Liabilities and Stockholders' Equity

     Accounts payable & accrued expenses                      $152,421
     Current portion of notes payable and long-term debt       199,619
     Accrued interest                                           91,580
                                                               -------
     Total  current liabilities                                443,620

Long -term debt, net of current maturities
     Notes payable, net of current maturities                   85,120


Stockholders' equity
Common stock, par value $.0001                                     197
100,000,000 shares authorized
1,970,831 shares issued and outstanding
respectively

Additional paid-in capital                                   6,420,861

 Deficit accumulated during the development stage           (6,152,291)
                                                             ---------
     Total stockholders' equity                                268,767
                                                             ---------
     Total liabilities and stockholders' equity               $797,507
                                                               =======

             (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                     A DEVELOPMENT STAGE ENTERPRISE

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                        3 MOS ENDED            SIX MOS ENDED          INCEPTION TO DATE
                                                                                           8/18/88 to
                                                                                            3/31/99
                                      3/31/99     3/31/98     3/31/99     3/31/98
                                     --------    --------    --------    ---------    -----------------
Revenue from demonstration fees          -                                                    $280,000

Development stage expenses
   Research and development              -                                                     169,020
   General and administrative          29,769     185,884     118,660      316,827           3,306,652
Depreciation and amortization          11,666           0      23,415            0           1,743,063
                                     --------    --------    --------    ---------    -----------------
Total development stage expenses       41,435     185,884     142,075      316,827           5,218,735
                                     --------    --------    --------    ---------    -----------------
Net development stage expenses         41,435     185,884     142,075      316,827           4,938,735
                                     --------    --------    --------    ---------    -----------------
Other income (expense)
     Interest expense                    -                                                    (161,297)
     Interest income                     -                                                       2,162
     Miscellaneous income                -                                                       2,500
     Loss on impairment of assets        -                                                  (1,345,773)
                                     --------    --------    --------    ---------    -----------------
Total other income (expense)             -                                                  (1,502,408)
                                     --------    --------    --------    ---------    -----------------
Net loss before income taxes and
 extraordinary gain                   (41,435)   (185,884)   (142,075)    (316,827)         (6,441,143)

Income taxes
 Deferred income tax benefit             -                                                     112,700

Net loss before extraordinary gain                                                          (6,328,443)
 Extraordinary gains
   Extraordinary gain on
     forgiveness of debt                 -                                                     176,152
                                     --------    --------    --------    ---------    -----------------
       Net loss                       (41,435)    185,884    (142,075)    (316,827)         (6,152,291)
                                     ========    ========    ========    =========    =================
Loss per common share
Loss before extraordinary gain                                                                  (18.79)
Extraordinary gain on
  forgiveness of debt                     -                                                        .52
Net loss per common share               (0.02)     (0.22)       (0.07)    (0.38)                (18.27)

Weighted average number of
   common shares outstanding         1,931,482    861,625      1,931,482  840,880              336,667


              (DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                    A DEVELOPMENT STAGE ENTERPRISE
            CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                             SIX MONTHS ENDED      INCEPTION TO DATE
                                                                    8/18/88
                                            3/31/99      3/31/98        3/31/99
                                            --------    --------       ----------
Cash flow from operating activities:
      net loss                            $(142,075)    $316,827      $(6,152,291)
                                           --------      --------       ----------
Adjustments to reconcile net loss to
 net cash used in operating
 activities

  Depreciation and amortization              23,415                     1,743,063
  Extraordinary gain on forgiveness of deb                               (176,152)
  Deferred income tax benefit                                            (112,700)
  Loss on impairment of assets               28,734                     1,345,773
  Issuance of common stock for services                                   845,292
  Issuance of common stock for
    termination of intermediary agreement                                 240,000
  (Increase) decrease in prepaid expenses                                 (15,916)
  Increase (decrease) in accounts payable
    and accrued expenses                     26,013      221,343          645,969
                                           --------     --------       ----------
Net cash used in operating activities       (63,913)     (95,484)       1,636,962

Cash flows from investing activities
     Acquisition of property and equipment                               (260,786)
     Acquisition of patents                                               (44,327)
     Acquisition of marketable securities                                  (1,530)
                                           --------     --------       ----------
     Net cash used in investing activities                               (306,643)

Cash flows from financing activities
     Proceeds from issuance of notes
        payable                              67,120                       192,339
     Principal payments on notes payable                (135,127)         (41,225)
     Issuance of common stock, net of
        offering costs                                   212,824        1,596,771
     Proceeds from issuance of
        convertible notes                                                 199,000
                                           --------     --------       ----------
 Net cash provided by financing activities   67,120       77,697        1,946,885

 Net increase (decrease) in cash              3,207      (17,787)           3,280
                                           --------     --------       ----------
Cash beginning                                   73       18,179                0
                                           --------     --------       ----------
Cash ending                                  $3,280         $392           $3,280
                                           ========     ========       ==========







DEL) U.S. ENVIRONMENTAL, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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



In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods.




NOTES RE ISSUANCE


On February 4, 1999 10,335,000 shares of common stock were issued at par value to Capital One as compensation for finders fees.

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


Item 2.           Changes in Securities

On February 4, 1999 10,335,000 shares of common stock were issued at par value ($.0001) to Capital One as compensation for finders fees. Such shares were issued pursuant to the exemption provided by Section 4(2) of Regulation D of the Securities Act.


Item 3.           Defaults Upon Senior Securities

        None

Item 4.           Submission of Matters to a Vote of Security Holders

An information statement concerning a transaction with Virtual Empowerment Network, Inc. and the approval by consent of shareholders owning a majority of the outstanding shares of Registrant on December 18, 1998, was distributed to the shareholders of record of Registrant as of February 4, 1999.

Item 5.           Other Information

         None

Item 6.           Exhibits and reports on Form 8K

A report on Form 8-K was filed on February 19, 1999 with respect to Item 5 Other Events regarding the agreement with Virtual Empowerment Network, Inc.
(VEN) a Kansas corporation.

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