Form 10QSB
period 2007-09-30
FREEHAND SYSTEMS INTERNATIONAL, INC.
filed 2007-11-14
CIK 844010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

(Commission file number) 0-17963

FREEHAND SYSTEMS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

(State of incorporation) Delaware	(I.R.S. Employer Identification No.) 11-2906904

95 First Street, Suite 200
Los Altos, CA 94022
(Address of principal executive offices) (Zip code)

(650) 941-0742
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $0.001 per share, outstanding at October 31, 2007: 45,823,902 shares

Series A Preferred Stock, par value $0.001 per share, outstanding at October 31, 2007: 334,669 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SEC 2334 (06-07) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FREEHAND SYSTEMS INTERNATIONAL, INC.

FreeHand Systems International, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	March 31, 2007(1)

Current Assets
Cash and cash equivalents	$717,480	$704,009
Restricted cash	—	300,000
Accounts receivable, net of allowance for doubtful accounts of $22,000	240,178	148,010
Inventory- raw materials	206,654	—
Inventory- finished goods	177,803	54,239
Other current assets	51,589	166,558

Total Current Assets	1,393,704	1,372,816
Equipment, net of accumulated depreciation of $180,244 and $206,769	33,711	38,772
Goodwill	90,930	77,430
Intangible Assets, net	797,811	955,450

Total Assets	$2,316,156	$2,444,468

Current Liabilities
Accounts payable	$1,603,988	$1,831,996
Accrued liabilities:
Related Parties	14,467	—
Others	1,343,136	1,187,825
Deferred revenue	221,819	159,269
Bank line of credit	—	293,931
Notes payable	40,894	40,894

Total Current Liabilities	3,224,304	3,513,915

Long-term debt – related party	901,129	958,847

Senior Secured Note Payable, net of deferred warrant and other costs of $552,183	969,188	—

Commitments and Contingencies (Notes 1, 7 and 10)
Redeemable Convertible Preferred Stock
Series A convertible preferred stock, $0.001 par value: 334,669 shares authorized, issued and outstanding (aggregate liquidation preference of $2,500,000 after Series C)	335	335
Series C convertible preferred stock, $0.001 par value: 120 shares authorized, issued and outstanding (aggregate liquidation preference of $3,000,000)	2,774,146	2,774,146

Total Redeemable Convertible Preferred Stock	2,774,481	2,774,481

Stockholders’ Deficit
Series B convertible preferred stock rights	—	3,247,665
Common stock, $0.001 par value: 95,000,000 shares authorized; 45,823,902 and 38,428,263 shares issued and outstanding	45,823	38,428
Additional paid-in capital	40,227,642	33,642,742
Accumulated deficit	(45,826,411)	(41,731,610)

Total Stockholders’ Deficit	(5,552,946)	(4,802,775)

Total Liabilities and Stockholders’ Deficit	$2,316,156	$2,444,468

(1)	Derived from the Company’s audited consolidated financial statements as of March 31, 2007.

Unaudited -See notes to condensed consolidated financial statements.

	FreeHand Systems International, Inc.

	Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006

Sales
Product sales, net	$314,343	$325,093	$589,916	$758,605
Digital and print sheet music	145,192	102,632	286,930	233,941

Total sales, net	459,535	427,725	876,846	992,546

Cost of sales
Product	325,629	380,463	828,793	835,575
Digital and print sheet music	66,039	50,241	123,345	98,402
Amortization of digital sheet music intangible assets	98,467	135,022	205,292	411,240

Total cost of sales	490,135	565,726	1,157,430	1,345,217

Gross margin	(30,600)	(138,001)	(280,584)	(352,671)

Operating expenses
Research and development	227,306	221,959	488,085	354,119
Sales and marketing	520,956	362,538	1,018,645	672,050
General and administrative	1,017,030	1,045,699	2,129,377	1,383,346

Total operating expenses	1,765,292	1,630,196	3,636,107	2,409,515

Loss from operations	(1,795,892)	(1,768,197)	(3,916,691)	(2,762,186)
Interest expense, net	(134,296)	(398,301)	(179,922)	(1,107,624)
Loss on conversion of notes payable to common stock	—	(2,649,639)	—	(2,649,639)
Other income, net	—	—	1,812	—

Net loss	$(1,930,188)	$(4,816,137)	$(4,094,801)	$(6,519,449)

Net loss per common share – basic and diluted	$(0.04)	$(0.39)	$($0.10)	$(0.57)

Weighted average shares – basic and diluted	43,786,110	12,394,497	41,924,078	11,392,096

Unaudited -See notes to condensed consolidated financial statements.

				FreeHand Systems International, Inc.

				Statement of Stockholders’ Equity (Deficit) for the six months ended September 30, 2007 (Unaudited)

	Series B Preferred Stock Rights		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, at March 31, 2007	3,051,037	$3,247,665	38,428,263	$38,428	$33,642,742	$(41,731,610)	$(4,802,775)
Common stock issued upon exercise of warrants, net of costs of $120,000			3,996,875	3,997	1,876,003	—	1,880,000
Common stock issued in exchange for Series B preferred stock rights	(3,051,037)	(3,247,665)	3,051,037	3,051	3,244,614		—
Stock issued for legal settlement previously accrued			25,000	25	18,725		18,750
Value of warrants issued for senior secured note payable					617,632		617,632
Value of warrants issued for non-registration penalty					17,070	—	17,070
Value of change to option as reduction of long-term debt - related party			—	—	34,434		34,434
Common stock issued for services received			322,727	322	129,178	—	129,500
Stock options value for services received			—	—	201,475	—	201,475
Stock-based compensation			—	—	445,769	—	445,769
Net loss			—	—	—	(4,094,801)	(4,094,801)

Balance, at September 30, 2007	—	$—	45,823,902	$45,823	$40,227,642	$(45,826,411)	$(5,552,946)

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the six month periods ended September 30,	2007	2006

Cash Flows from Operating Activities
Net loss	$(4,094,801)	$(6,519,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	247,805	408,951
Amortization of option discount – related party notes payable	—	333,590
Amortization of debt discount – others	85,450	76,049
Amortization of beneficial conversion feature – others	—	173,185
Loss on conversion of debt	—	2,649,639
Depreciation	16,359	20,974
Stock issued for services – others	39,500	911,616
Stock issued for services – related party	—	42,000
Stock issued for interest payment – related party	—	130,000
Stock option value for services	201,475	224,460
Stock-based compensation	445,769	143,475
Bad debt provision	—	2,000
Warrant value for penalties	17,070	—
Accrued interest on senior secured note	21,370	—
Changes in operating assets and liabilities:
Accounts receivable	(92,168)	(310,741)
Inventory	(330,218)	136,015
Other current assets	114,803	32,381
Accounts payable	(228,008)	(8,029)
Accrued interest – related parties	14,467	—
Accrued interest – others	—	—
Other accrued liabilities	160,561	661,644
Deferred revenue	62,550	(51,431)

Net Cash Used in Operating Activities	(3,318,015)	(943,671)

Unaudited -See notes to condensed consolidated financial statements.

Continued

FreeHand Systems International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

Cash Flows from Investing Activities
Purchase of property and equipment	$(11,298)	$(566)
Purchase of intangible assets	—	(25,000)
Cash from acquisition - ECS	—	3,937

Net Cash Used in Investing Activities	(11,298)	(21,629)

Cash Flows from Financing Activities
Notes payable – related parties	—	571,650
Notes payable – others	—	83,000
Proceeds from stock option exercises	—	15,499
Proceeds from private placement of stock	—	660,390
Proceeds from private placement of units of common stock and warrants, net	—	2,635,240
Proceeds from sale of stock to employee	—	100,000
Proceeds from warrant exercise, net	1,880,000	—
Proceeds from senior secured note, net of $20,000 costs	1,480,000	—
Payments of credit line and note payable – related party	(23,285)	—
Proceeds (Payment) of bank credit line	(293,931)	1,351
Restricted cash used to pay bank credit line	300,000	—
Proceeds from stock option exercise – related party	—	2,000

Net Cash Provided by Financing Activities	3,342,784	4,069,130

Net Increase in Cash and Cash Equivalents	13,471	3,103,831

Cash and Cash Equivalents, beginning of period	704,009	57,647

Cash and Cash Equivalents, end of period	$717,480	$3,161,478

Other Cash Flow Information:
Cash paid for interest	$7,446	$57,836

Non-Cash Investing and Financing Activities:

Stock issued for accounts and notes payable	$18,750	$10,016,804

Stock issued for accrued interest ($1,153,385 related party)	—	1,694,668

Stock issued for intangible assets	$90,000	—

Change in value of option and reduction of long-term debt – related party	$34,433	$—

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business	These financial statements are the consolidated financial statements of FreeHand Systems International, Inc. (“FreeHand” or “the Company”)

FreeHand is the developer of the MusicPad Pro® (“MusicPad”) digital sheet music display system, which consists of a computer appliance display tablet for sheet music and software. MusicPad is sold in a variety of versions and configurations. The Company specializes in technology applications for the sheet music industry, including hardware, software and digital sheet music content. The Company’s patented proprietary hardware (“MusicPad”) and software (“Music Management System”) with additional products that bridge the gap between paper and digital domains, allow for the easy conversion to and storage in digital format of printed sheet music.

The MusicPad is designed to serve the performing musician, and is currently being used by professional and amateur musicians, as well as bands and orchestras, throughout the world. MusicPad is also used as a teaching aid in high school and college musical curriculum programs.

The Company has acquired rights to digital sheet music and print sheet music libraries. It has and will continue to digitize their print libraries and the Company provides a platform for users to download and print sheet music from these libraries. Users can download from the Company website at www.freehandmusic.com or at selected music dealers in the United States. The Company also intends to continue to add content to its sheet music libraries through licensing and acquisition.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2007, the results of its operations for the three and six month periods ended September 30, 2007 and 2006 and its cash flows for the six month periods ended September 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2007 and 2006 previously filed. The independent auditors’ reports on the consolidated financial statements for the years ended March 31, 2007 and 2006 each contained an explanatory paragraph which states that our consolidated financial condition, as reported in our consolidated financial statements, raises substantial doubt as to our ability to continue as a going concern.

FreeHand Systems International, Inc. is the parent holding company and has no operations. FreeHand Systems, Inc. is the operating company and is a wholly owned subsidiary of the Company. Sheet Music Now A. S., a Danish company and Electronic Courseware Systems, Inc. are wholly owned subsidiaries of FreeHand Systems International, Inc. The consolidated financial statements include the accounts of all of these entities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The financial statements for Sheet Music Now A.S. are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholder’s equity (deficit). Foreign currency transaction gains and losses are included in the results of operations. Translation adjustment and Foreign currency transaction gains and losses have been insignificant to date; therefore no separate reporting is shown in these condensed consolidated financial statements.

3.	Liquidity and Going Concern

As of September 30, 2007, the Company had cash and cash equivalents of $717,000, accumulated losses of $45.9 million, a working capital deficiency of $1.8 million and a stockholders’ deficit of $5.2 million. Management expects to incur additional losses in the foreseeable future as the Company grows its customer base. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that additional debt or equity financing will be necessary in addition to the combination of cost containment actions, the expected increase in sales as a result of the distribution and digital sheet music licensing agreement entered into in September 2007 and the associated working capital financing under discussion in order for the Company to continue to operate for the next twelve months. There are no current discussions underway to obtain the additional financing needed and there can be no assurance that such financing will be available to the Company on terms acceptable to it or at all. In addition, other significant assumptions supporting management’s assessment, including availability of working capital financing, anticipated sales, inventory availability and operating expense levels could change and the changes could be material. Any failure in these areas could negatively impact the Company’s ability to pay its obligations as they come due and to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to achieve profitability and significant positive cash flows.

4.	Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all options issued after April 1, 2006 and unvested stock options outstanding at April 1, 2006 that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized stock-based compensation expense of $333,922 during fiscal 2007 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in fiscal 2007 the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows if and when they become realizable. No such benefits were realizable in fiscal 2007 or the first half of fiscal 2008.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No stock-based compensation costs have been capitalized as of March 31, 2007 or September 30, 2007. As of September 30, 2007, $935,000 of total unrecognized compensation cost related to employee stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.3 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

For non-employees, SFAS No. 123 and Emerging Issues Task Force Abstract 96-18 (“EITF 96-18”) apply whereby cost is measured at the grant date, using the fair value method, but is recognized in the financial statements over the vesting period or immediately if no further services are required.

The impact of stock-based compensation expense for the three months ended September 30, 2007 and 2006 was $210,702 ($0.00 per share – basic and diluted) and $77,908 ($0.01 per share – basic and diluted), respectively. The impact of stock-based compensation expense for the six months ended September 30, 2007 and 2006 was $434,591 ($0.01 per share – basic and diluted) and $143,475 ($0.01 per share – basic and diluted), respectively.

No employee options were granted during the three months ended September 30, 2007. During the three months ended September 30, 2006 the Company granted employee options to purchase 257,800 shares of common stock, with an estimated total grant-date fair value of $139,000. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $4,000. During the three months ended September 30, 2007 and 2006 the Company granted options to non-employees to purchase 50,000 and 1,170,000 shares of common stock, with an estimated total grant date fair value of $8,000 and $509,000, respectively.

During the six months ended September 30, 2007 and 2006, the Company granted employee options to purchase 50,000 and 337,800 shares of common stock with an estimated total grant-date fair value of $18,000 and $187,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $0 and $6,000, respectively.

During the three months ended September 30, 2007 in connection with the termination of three employees the Company accelerated the vesting and extended the time to exercise on a total of 554,555 options. The Company determined the incremental value of the options on the dates of the changes to be approximately $40,000 and charged that amount to expense.

The fair value of stock-based option plan awards to employees and others have been valued on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

For the three and six month periods ended September 30,	2007	2006

Expected volatility	142%	90%
Expected life of options (average of vesting date and term)	6. 0 years	6.0 years
Dividend rate	0%	0%
Risk-free interest rates	4.2 - 4.6%	4.7 - 5.1%

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Amortizable Intangible Assets and Goodwill	Amortizable intangible assets consist of the following:

	September 30, 2007		March 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$273,592	$273,592	$273,592	$263,591
Digital sheet music masters	1,424,135	1,265,032	1,333,969	1,189,165
Sheet music distribution rights	635,449	405,981	635,449	300,073
Sheet music masters	76,750	49,035	76,750	36,243
Customer lists	95,000	11,875	95,000	5,938
Proprietary software - prepackaged	47,000	9,400	47,000	4,700
Proprietary technology – software tools	326,000	65,200	326,000	32,600

Subtotal	$2,877,926	$2,080,115	$2,787,760	$1,832,310

Intangible assets, net	$797,811		$955,450

Patents have an estimated useful life of three to seven years, and copyrights and trademarks, digital sheet music masters, sheet music distribution rights and sheet music masters have a three-year useful life, customer lists have an eight year life and proprietary technology has a five year life, resulting in a weighted average useful life of 3.6 years. The following table summarizes estimated future amortization expense on these intangible assets:

For the fiscal year ending March 31:

2008 – remaining six months	$172,361
2009	285,000
2010	146,000
2011	115000
2012	49,000
Subsequent	30,450

$797,811

In September 2006, the Company acquired ECS, a privately held computer software developer and publisher of music and music education products, in a stock for stock transaction. The Company

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

issued 175,000 shares of its common stock valued at $124,250 and granted a stock option for 250,000 shares of its common stock valued at $127,500 to the former shareholders of ECS. An additional 75,000 shares of common stock will be issued to one of the former shareholders of ECS when and if certain tasks are completed. In September 2007, these tasks were completed and the Company increased goodwill by $13,500, which represents the fair value of the 75,000 shares ($0.18 per share) at the date the tasks were completed. The shares will be issued in November 2007.

6.	Notes Payable	A summary of the Company’s debt obligations is as follows:

September 30,	2007

Senior Secured Note – Interest at 8%. Principle and interest due April 1, 2009 collateralized by all the assets of the Company except inventory.	$1,500,000

Accrued interest	21,370

Warrant discount and deferred costs	(552,182)

Senior Secured Note - net	969,188

Notes Payable – Related Party

Promissory Note payable, stated interest at 12%, due April 10, 2009 collateralized by all the assets of the Company, subordinate to the Senior Secured Note. Principals of the lender are management and directors of the Company	$901,129

Notes Payable – Others

Notes payable, interest of 10%, due on demand.	40,894

Total Notes Payable	$1,911,211

Principle payments of $2,401,129 are due in fiscal 2010.

In May 2007, at the request of KAL Equity Fund II, a related party, the Company extended the expiration date and exercise price of certain options. The effect of these changes increased the option value by $34,433. This change in option value was treated as a reduction of the amount owed on the Line of Credit Promissory Note.

In July 2007, the Company borrowed $1,500,000 and issued a senior secured note due April 1, 2009 (the “Note”) with interest at 8% from Vision Opportunity Master Fund, Ltd. (“Vision”) and granted additional warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.65 per share with a term of seven years. The Note is collateralized by all of the assets of the Company except for inventory. Payment of interest is deferred until maturity. The Company valued the warrants using the BSM option-pricing model with interest rate and volatility assumptions of 4.68% and 141%, respectively. The relative fair value of the warrant of $617,632 has been recorded as note discount and increase to equity. The note discount and costs of $20,000 were amortized to interest expense using the effective interest method during the three months ended September 30, 2007. During the six months ended September 30, 2007 approximately $85,000 was amortized to interest expense and the remaining $552,000 will be amortized over the life of the note (22 months). The effective annual interest rate on this borrowing including amortization of the discount is approximately 40%.

7.	Capital Stock

The Company is incorporated as FreeHand Systems International, Inc. in Delaware. The Company is authorized to issue 95,000,000 shares, of which 5,000,000 preferred and 90,000,000 common shares are authorized.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2007, the Company changed the exercise price of the Series A warrants to $0.001 per share and Vision exercised the Series A warrants and 2,000,000 of the Series G warrants for a total of 3,996,875 common shares, resulting in gross proceeds to the Company of $2,000,000. The Company changed the exercise price of all remaining warrants held by Vision to $0.50. In July 2007, in connection with the Senior Secured Note borrowing the Company changed the conversion rate of the Series C Preferred Stock to 50,000 common shares for each share of Series C Preferred Stock from 33,333 shares. This adjusted the conversion price to $0.50 per common share from $0.75 per common share.

In August 2007, the Company issued 3,051,037 shares of common stock in exchange for the Series B preferred stock rights.

(a)	Warrants and Options

Notes Payable – Related Parties and Others

In the first six months of fiscal 2007, in connection with notes payable, the Company issued options to purchase a total of 680,000 shares of common stock (580,000 in the three months ended September 30, 2006). The options are exercisable at prices ranging from $0.65 to $0.75 per share. The Company used the BSM option-pricing model to calculate the fair value of the options issued using the following assumptions:

September 30,	2006

Exercise price	$0.65
Interest rate	4.9%
Volatility	90%
Term of warrant	2.4 years

For convertible notes where the proceeds from the note, net of option discount, are less than the value of the stock into which it could be converted, the Company records the value of that beneficial conversion feature. The fair value at issuance of the options was $281,076 in the first six months of fiscal 2007. The value of the beneficial conversion features for options issued during the six months ended September 30, 2006 was $52,629. The value of these options and beneficial conversion features has been amortized to interest expense using the effective interest method over the terms of the related notes.

(b)	Common Stock

As of September 30, 2007, giving effect to outstanding warrants, the Company has reserved the following shares of common stock for future issuance:

Conversion of Series A convertible preferred stock	3,346,687
Conversion of Series C convertible preferred stock	4,000,000
Potential shares to be issued	326,632
Outstanding warrants to purchase common shares	22,570,434
Outstanding non-employee options/warrants	5,539,043
Outstanding employee stock options	6,423,849

Total common shares reserved	42,206,645

8.	Income Taxes

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the six month period ended September 30, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At September 30, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the six month period ended September 30, 2007.

The Company and certain of its subsidiaries are subject to taxation in the U.S. and various states and foreign jurisdictions.  All the Company’s tax years will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s net operating loss and overall credit carry forward position.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Related Parties

KAL Equity Fund II (“KAL Fund II”) is a related party company. The chief executive officer, also a director of FreeHand, is the Managing member of KAL Fund II. Another officer and director of the Company is also a member in KAL Fund II. KAL Fund II holds 301,202 shares of Series A preferred stock and a note payable of $901,129 at September 30, 2007.

Direct Response Specialists (“DRS”), a company 55% owed by an officer and director of the Company, provided advertising, marketing and other services in the amounts of $37,027 and $117,619 for the three month periods ended September 30, 2007 and 2006 and $119,699 and $158,305 for the six month periods ended September 30, 2007 and 2006, respectively. Payables to DRS of $7,117 were included in the accounts payable at September 30, 2007.

10.	Commitments and contingencies	(a)

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs, as there have not been any lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has recorded no liabilities for the agreements as of September 30, 2007.

(b)

The October 2005 purchase agreement with Sheet Music Now A.S. (“SMN”) provided that the former shareholders of SMN will earn one share of common stock, up to a maximum aggregate of 900,000 shares, for every $1.25 of gross revenue generated by SMN in the 24 months following the acquisition. For the period from the date of the acquisition through October 2007, SMN generated $158,289 of gross revenues. The Company has reserved 126,632 common shares related to this earnout provision. The Company valued the shares at the closing price on October 14, 2007 ($0.18), the anniversary date of the agreement, and in November 2007, the Company issued the common shares resulting in an increase to goodwill of $22,794.

(c)

During fiscal 2007 the Company issued a convertible debenture for $50,000 that was convertible into a maximum of 240,000 shares of common stock. During fiscal 2007 approximately $17,000 was converted into 40,000 shares of common stock in exchange for services rendered. Subsequently a dispute arose between the Company and the holder. The holder made demand for conversion and the Company refused. A settlement was reached, but not concluded and the holder has not made any further claim. In April 2007, the trustee for the remaining 200,000 shares instructed the Company’s transfer agent to release the shares. The Company disputes the release of these shares and at September 30, 2007, the Company has a note payable of $33,000 on which it is accruing interest and has reserved 200,000 shares of common stock to be issued pending resolution of this matter.

(d)

During fiscal 2006 based on orders from its distributors, the Company issued purchase orders to its manufacturer in China in excess of $5.4 million. One distributor subsequently cancelled its order which resulted in increased holding costs for the manufacturer. Purchase orders are not firm commitments. The MusicPad units are to be manufactured under the purchase order on production requests issued from time to time by the Company. During fiscal 2007 the manufacturer accepted 232,601 shares of restricted common stock as satisfaction of $297,730 of the Company’s indebtedness. At September 30, 2007, the Company still owed $246,000 to this manufacturer which is included in accounts payable.

(e)

In 2007, MCRB Service Bureau, Inc. sued FreeHand Systems, Inc. (“FSI”) in the Superior Court of the State of California to recover amounts due pursuant to a contract with FSI. FSI filed its answer to the Court on June 20, 2007 denying all allegations. In

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 2007, the matter was settled for amounts accrued.

(f)

In April 2007, Peyton Chandler & Sullivan, Inc. (“PCS”) sued FSI in the Superior Court of the State of California to recover unspecified amounts pursuant to a contract with FSI. The Company believes this suit is without merit, has filed a cross cliam and intends to both aggressively defend the claims of PCS and pursue its cross complaint against PCS.

(g)

On or about September 19, 2007, Basle Holdings Ltd., Chatsworth Asset Management, Ltd., Commodity Trade Ltd., Kilgarven Investment & Holding Co., Ltd., Michael T. Cronin and Max Schmid (the “Plaintiffs”) commenced an action against Freehand Systems International, Inc. (the “Company,” erroneously sued as “Freehand Systems, Inc.”), Angelo J. Panzarella (“Panzarella”), Ron Hottovy (“Hottovy”) and Holladay Stock Transfer, Inc. (“Holladay”) in the United States District Court for the Middle District of Florida seeking damages in an unspecified amount and declaratory and injunctive relief.

Plaintiffs’ complaint alleges fraud in violation of state and federal securities laws, common law fraud, conversion, breach of fiduciary duty and violation of the Uniform Commercial Code. Essentially, Plaintiffs claim that Panzarella and Hottovy falsely claimed to have authority to act on behalf of the Company and defrauded Plaintiffs by facilitating a reverse merger of a Nevada corporation, Freehand Systems, Inc., into the Company (then a public shell named U.S. Envronmental, Inc. (“USEV”)), and then changing USEV’s name to Freehand Systems International, Inc. Plaintiffs claim that they owned a controlling interest in the Company prior to a reverse stock split, the reverse merger and a subsequent change of USEV’s name. Plaintiffs allege that the Company has failed and refused to issue new certificates to the Plaintiffs indicating their post-split ownership and indicating the new name of the Company. Plaintiffs also claim that Messrs. Panzarella and Hottovy and the Company also deprived them of the opportunity to obtain consideration for the Company as a corporate shell or to pursue alternative purchasers for the shell.

Prior to institution of a lawsuit by the same Plaintiffs in January 2007, Plaintiffs made demands for such new certificates; however, despite numerous requests to Plaintiffs and Plaintiffs’ counsel, the Company has never received adequate documentation or information to verify Plaintiffs’ claims and has, therefore, refused to issue stock certificates to Plaintiffs. The January 2007 lawsuit was dismissed by the court sua sponte in April 2007 for failure to prosecute. No demands or other communication were issued to the Company prior to commencement of the current proceedings. At the time of the reverse merger, the Company reserved shares in the name of a nominee to be issued to the appropriate individuals upon receipt of adequate documentation. Such shares were included in the shares issued to former USEV shareholders and have been treated as issued and outstanding since the time of the merger. At the time of the earlier demands, no claims of fraud were alleged.

The Company is conducting an investigation into the Plaintiffs’ allegations and has retained counsel to defend the lawsuit.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, related notes and “Risk Factors” section included in Part II, Item 5 of this report on Form 10-QSB, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and our consolidated financial statements and the notes thereto in our Form 10-SB, as amended. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

The terms “we,” “us,” “our” and words of similar import below refer to FreeHand Systems International, Inc. and its wholly-owned subsidiaries, FreeHand Systems, Inc., Sheet Music Now A. S., and Electronic Courseware Systems, Inc.

Selected Financial Data

We have derived the following selected consolidated historical financial data as of September 30, 2007 and for the three and six month periods ended September 30, 2007 and 2006 from our unaudited condensed consolidated financial statements for such three and six month periods, both of which appear elsewhere in this quarterly report. You should read the summary consolidated historical financial data set forth below in conjunction with the discussion of our operations and financial condition set forth below and our historical consolidated financial statements and the related notes to those consolidated financial statements included in our Form 10-SB and the unaudited condensed consolidated financial statements and the related notes to those financial statements included elsewhere in this quarterly report.

The interim financial information as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006 is unaudited, but contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2007, the results of its operations for the three and six month periods ended September 30, 2007 and 2006 and its cash flows for the six month periods ended September 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented elsewhere herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2007 and 2006 previously filed. The independent auditors’ reports on the consolidated financial statements for the years ended March 31, 2007 and 2006 each contained an explanatory paragraph which states that our consolidated financial condition, as reported in our consolidated financial statements, raises substantial doubt as to our ability to continue as a going concern.

	Three Month Period Ended September 30, 2007	Three Month Period Ended September 30, 2006	Six Month Period Ended September 30, 2007	Six Month Period Ended September 30, 2006
	(fiscal 2008)	(fiscal 2007)	(fiscal 2008)	(fiscal 2007)

Statements of operations data:
Net sales	$459,535	$427,725	$876,846	$992,546
Cost of sales	$490,135	$565,726	$1,157,430	$1,345,217
Gross profit	$(30,600)	$(138,001)	$(280,584)	$(352,671)
Operating expenses	$1,765,292	$1,630,196	$3,636,107	$2,409,515
Interest expense	$134,296	$398,301	$179,922	$1,107,624
Loss on conversion of notes payable to equity	—	$2,649,639	—	$2,649,639
Net loss	$(1,930,188)	$(4,816,137)	$(4,094,801)	$(6,519,449)
Cash flow data:
Cash used in operating activities			$(3,318,015)	$(943,671)
Cash used in investing activities			$(11,298)	$(21,629)
Cash provided by financing activities			$3,342,784	$4,069,130

	As of September 30, 2007	As of March 31, 2007

Balance sheet data:

Current assets	$1,393,704	$1,372,816
Total assets	$2,316,156	$2,444,468
Notes payable - current	$40,894	$40,894
Current liabilities	$3,224,304	$3,513,915
Long-term debt - related party	$901,129	$958,847
Senior secured note	$969,188	—
Redeemable convertible preferred stock	$2,774,481	$2,774,481
Working capital deficiency	$(1,830,600)	$(2,141,099)
Common stock and paid-in capital	$40,273,465	$36,928,835
Accumulated deficit	$(45,826,411)	$(41,731,610)
Total stockholders’ equity (deficit)	$(5,552,946)	$(4,802,775)

Executive Overview

The Company designs, manufactures and markets a line of portable digital sheet music display pads and related software, accessories and services, including the online distribution of third-party sheet music. The Company’s products include the MusicPad Pro® product line and digital sheet music offered through several websites. The MusicPad Pro is a personal tablet computer that utilizes proprietary technology to solve problems common to musicians, including sheet music organization, noiseless hands free page turning, effortless key transposition and several useful rehearsal tools. The Company believes, based on information set forth in the websites of its competitors, that the www.freehandmusic.com website has the largest collection of licensed and owned digital downloadable sheet music in the world, based on the number of available titles. It provides immediate global access to a broad range of songs from pop to hard-to-find classical music that can be downloaded from the internet directly to any connected user’s computer, including the MusicPad products.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations require the Company to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements for the years ended March 31, 2007 and 2006 contained in our Form 10-SB, as amended, describes the significant accounting policies and methods used in the preparation of the

Company’s consolidated financial statements. Management bases our estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, amortization of intangible assets, stock-based compensation to both non-employees and employees, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Company’s Board of Directors.

Revenue Recognition
Net sales consist of revenue from the sale of hardware, software, accessories, digital content and service and support contracts. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Through fiscal 2007, the Company provided post contract customer support including unspecified upgrades without cost. Accordingly, product sales generated by sales of the MusicPad are deferred and amortized over the estimated useful life of the product of 18 months. The amortization period is a significant estimate based on our history of significant product changes. Sales of accessories are recognized upon shipment to the customer, generally FOB shipping point. Typically, the Company obtains a written purchase order from customers as evidence of an arrangement, and the purchase order includes pricing. The Company does not provide rights of return or price protection to distributors and resellers. Accordingly, sales to distributors and resellers generally begin the revenue amortization period upon shipment. In September 2007 the Company entered into distribution agreements with Hal Leonard Corporation (“Hal Leonard”) whereby Hal Leonard became the exclusive distributor for the Company in North America, certain countries in Central and South America, Australia and New Zealand. Due to both the exclusivity and terms of the agreement, revenue recognition from sales to Hal Leonard is deferred until Hal Leonard has sold the products to its dealers. Revenue from sales of digital sheet music content is recognized when the customer downloads the digital music from our website. Along with each downloadable sheet music data file, the Company provides, at no additional cost, a software tool that allows the user to read, print or otherwise use the sheet music data. Customers who want to download the digital sheet music content from the Company’s website are required to purchase using a prepaid card or a credit card. The price is fixed and determinable as outlined in the website, and delivery occurs when the download is complete. Revenue from the base payments for digital sheet music arrangements with private label sites is recognized over the term of the contract and additional revenue is recognized when reported by those entities.

The Company provides a 30-day money-back guarantee at no cost and an extended warranty covering replacement for a one-, two- or three-year period for an additional cost. Extended warranty revenues are deferred and amortized over the coverage term. The Company provides an allowance for the 30-day returns. Such returns have not been significant.

Allowance for Doubtful Accounts
The Company distributes its MusicPad products through third-party distributors and resellers and directly to certain education, consumer and commercial customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. Trade receivables that are not covered by collateral are outstanding with the Company’s distribution and retail channels partners.

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer account and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, or if the future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made. Bad debts have not been significant to date.

Inventory Valuation and Inventory Purchase Commitments
The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The consumer electronics industry is subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecast or if unforeseen technological changes negatively impact the utility of component inventory, the Company could be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. To date the Company’s manufacturer has been willing to purchase components based on open purchase orders placed by the Company, which can be canceled at any time. During fiscal 2006 based on orders from its distributors, the Company issued purchase orders to the manufacturer in excess of $5.4 million. One distributor subsequently canceled its order to the Company which resulted in increased holding costs for the manufacturer. Although the manufacturer has not made any demands on the Company, there can be no assurance that the manufacturer will continue to bear such holding costs. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves or incur cancellation fees that would negatively affect gross margins in the period when such reserves or fees are identified. In the second quarter of fiscal 2008, the Company purchased certain component parts on behalf of the manufacturer which are shown as raw materials in the condensed consolidated balance sheet as of September 30, 2007.

Warranty Costs
The Company currently provides for the estimated cost for hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company’s results of operations in the period such revisions are identified.

Amortization of Intangible Assets
The Company’s amortizable intangible assets consist of distribution rights, software tools, customer lists, patents, copyrights, trademarks and digital sheet music masters. The Company capitalizes the costs of digitizing sheet music to which it acquires distribution rights. The Company also capitalizes the costs of acquiring distribution rights. These costs are amortized using the straight-line method over the assets’ estimated useful lives, which range from three to seven years. The life used is a significant estimate based on contract life, history and industry convention. Neither the Company nor the industry has a long history on which to base the lives of digital sheet music masters. The Company has elected to use a relatively short life of three years for these masters. The productive life of the digital music masters may be shorter or greater than their amortization life. The existing assets will be completely amortized before the Company can establish reliable history on which to base future amortization lives. To the extent that the actual useful life of the digital sheet music masters exceeds three years, the Company will benefit from increased profit margins on sales of the related works. There can be no assurance that these benefits will ever be realized.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “SFAS No. 123R”, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on April 1, 2006, the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized stock-based compensation expense of $333,922, or $0.01 per share, during fiscal 2007 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in fiscal 2007 the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows if and when they become realizable. No such benefits were realizable in fiscal 2007. Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company accounts for non-employee options using SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

The BSM model requires various highly judgmental assumptions including fair value, volatility, and expected option life. During fiscal 2008 the Company has used the quoted market prices on the Pink Sheets to determine fair value of its common stock. During fiscal 2007 the Company concluded that the principal-to-principal market characterized by sales of common stock to parties that had the ability to conduct their own due diligence and which represented over 85% of the total transaction volume in the Company’s common stock during each of those periods was the more robust market and therefore more reflective of fair value than the prices quoted on the Pink Sheets. The Company had an independent valuation of its common stock performed during fiscal 2007. Those valuations confirmed the Company’s belief regarding the fair value of its common stock. The Company used those values for fiscal 2007 transactions. In late fiscal 2007, the Company completed and released its audited financial statements for the year ended March 31, 2006 through a press release and posted them on its website and the Pink Sheets website. The Company’s quoted Pink Sheet prices converged around the prices derived from principal-to-principal transactions and used as fair value shortly after the release of this information. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. For non-employees, option awards may be considered variable in which case, the options are revalued at the end of each period and a cumulative adjustment is charged to the related expense over the vesting/service period. Options to non-employees are designed to vest as services are performed.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Because of the Company’s history of losses, management believes that a full valuation allowance is necessary to reduce the carrying value of the deferred tax asset to zero. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. There can be no assurance that the Company will ever be able to utilize its net operating loss carryforwards to reduce future taxable income.

Results of Operations

Sales
Quarter ended September 30, 2007 (fiscal 2008) compared to quarter ended September 30, 2006 (fiscal 2007)
Revenue from product sales was $314,343 in the second quarter of fiscal 2008 compared to $325,093 in the same quarter of fiscal 2006, a 3% decrease. As explained in the accounting policies, the Company recognizes revenue over 18 months (6 quarters). The revenue decline in the second quarter is attributable to a large sale to a foreign distributor in the first quarter of fiscal 2007 that did not repeat in fiscal 2008. Unit prices in fiscal 2008 have declined from unit prices in fiscal 2007 as a result of changing the suggested retail price from $1,199 to $899 in February of 2007, which also contributed to the decline in the second quarter of fiscal 2008.

Sheet music download sales were $145,192 in the second quarter of fiscal 2008 compared to $102,632 in the same quarter of fiscal 2007, a 41% increase. The Company continues to add to its catalog, improve its website and establish sheet music download capabilities with its distributors. Sheet music download sales have increased steadily over the past 12 months due to additions to the catalog. The Company expects sheet music download sales to continue to increase.

Six months ended September 30, 2007 (fiscal 2008) compared to six months ended September 30, 2006 (fiscal 2007)
Product sales were $589,916 in the first six months of fiscal 2008 compared to $758,605 in the same period of fiscal 2007 due primarily to a large sale to a foreign distributor in the first quarter of fiscal 2007 that did not repeat in fiscal 2008. The Company continues to believe that fiscal 2008 sales will show increased unit sales and revenues. The Company believes that the distribution agreements with Hal Leonard should enable it to achieve increased unit sales and revenues, although there can be no assurance in that regard.

Sheet music download sales were $286,930 in the first six months of fiscal 2008 compared to $233,941 in the same period of fiscal 2007. The increase over the same period of fiscal 2007 was 23%. Sales from private label sites are recorded based on customer reports of download activity. Such sales in the first quarter of fiscal 2007 included an unusually large amount due to a catch up in reporting by one customer which increased sales in that quarter by approximately $11,000. Absent the effect of this catch up, the percentage increase in sheet music download sales was 29%.

Cost of Sales
Quarter and six months ended September 30, 2007 (fiscal 2008) compared to quarter and six months ended September 30, 2006 (fiscal 2007)
Product cost of sales exceeded sales in all periods presented due to sales volume generating revenues that are less than fixed costs of manufacturing. Cost of sales for sheet music downloads before amortization of the Company’s digital sheet music masters resulted in gross margins of 55% and 51% in the second quarters of fiscal 2008 and 2007, respectively, and gross margin of approximately 57% and 58% in the six month periods of fiscal 2008 and 2007, respectively. The Company expects gross margins for sheet music downloads to be in the 50% range based on the related royalty arrangements the Company has with music publishers. Gross margins can be higher if more public domain sheet music is sold where there are no royalties to pay. The Company’s digital sheet music distribution arrangement with Hal Leonard grants us rights to distribute Hal Leonard’s digital sheet music on our digital sheet music website and grants Hal Leonard the option to distribute our digital sheet music on its digital sheet music web site on the same terms. This distribution arrangement is expected to both increase sales volume and reduce overall gross margins on sheet music as the number of Hal Leonard arrangements on our website increases. Of a total of 90,000 titles, the Company owns 20,000 titles. Royalty arrangements with publishers range from 15% to 60% of net revenue.

Amortization of the Company’s digital music masters and distribution rights is included in cost of sheet music sales. The Company capitalizes the costs of digitizing sheet music to which it acquires the distribution rights. The Company also capitalizes the costs of acquiring distribution rights. The life used is a significant estimate based on contract life, history and industry convention. Neither the Company nor the industry has a long history on which to base the lives of digital sheet music masters. The Company has elected to use a relatively short life of three years for these masters. The productive life of the digital music masters may be shorter or greater than their amortization life. The existing assets will be completely amortized before the Company can establish reliable history on which to base future amortization lives. To the extent that the actual useful life of the digital sheet music masters exceeds three years, the Company will benefit from increased profit margins on sales of the related works. There can be no assurance these benefits will ever be realized.

The Company’s operating results and financial condition in the past have been and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns. Management orders product based upon both anticipated demand and its ability to finance the product from manufacture through sale. There can be no assurance that management’s efforts to control inventory levels and purchaser commitments will be successful.

Operating Expenses
Operating expenses for each three and six month periods ended September 30, 2007 and 2006 are as follows:

	Three Month Period Ended September 30,	Three Month Period Ended September 30,	Six Month Period Ended September 30,	Six Month Period Ended September 30,

	2007	2006	2007	2006

	(fiscal 2008)	(fiscal 2007)	(fiscal 2008)	(fiscal 2007)

Research and development	$227,306	$221,959	$488,085	$354,119
Percentage of net sales	49%	52%	56%	36%
Sales and marketing	$520,956	$362,538	$1,018,645	$672,050
Percentage of net sales	113%	85%	116%	68%
General and administrative	$1,017,030	$1,045,699	$2,129,377	$1,383,346
Percentage of net sales	221%	244%	243%	139%

Research and Development (R&D)
Quarter and six months ended September 30, 2007 (fiscal 2008) compared to quarter and six months ended September 30, 2006 (fiscal 2007)
R&D costs consist primarily of engineering compensation and related costs, software, equipment used in R&D and contracted services. R&D expense was essentially flat in the second quarter of fiscal 2008 compared to the same quarter in fiscal 2007.

The increase in R&D costs of $134,000 in the first six months of fiscal 2008 over the first six months of fiscal 2007 included increased personnel costs, $76,000; travel $18,000; outside services, $9,000; and software licenses, $14,000 used in product development. Travel increased for a trip to Russia to coordinate R&D activities being performed by contractors there.

The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive. The Company expects the level of spending for R&D to increase in future years. R&D as a percentage of sales should decrease if sales volumes increase. There can be no assurance that the Company will have the funds required to finance its research and development, that even if such research and development is performed the Company’s sales will increase or that R&D as a percentage of sales will decrease.

Sales and Marketing
Quarter and six months ended September 30, 2007 (fiscal 2008) compared to quarter and six months ended September 30, 2006 (fiscal 2007)
Sales and marketing costs consist primarily of sales force and marketing compensation and related costs, subcontractors, consultants, website development and advertising and point of sale materials. During fiscal 2007, the Company invested in building a direct sales force, expanding its dealer network both in the United States and in Europe and Asia and in raising awareness in the market about the Company’s products. Sales and marketing expenses increased $158,000 in the second quarter of fiscal 2008 over the same quarter of fiscal 2007. Compensation, subcontractors and consultants and travel related to these activities increased by $106,000 and advertising and website development increased by $77,000 in fiscal 2008 over fiscal 2007.

Sales and marketing costs increased $347,000 in the first six months of fiscal 2008 over the first six months of fiscal 2007. Compensation, subcontractors and consultants related to sales activities increased by $245,000; costs of enhancing the website increased by $103,000; and advertising and market research costs increased by $45,000.

The Company expects the level of spending for sales and marketing to increase in future years. As a result of the agreement with Hal Leonard, the Company expects to curtail further development of its direct sales force and redeploy or reduce the existing group. Sales and marketing as a percentage of sales increased in both the three months and six months ended September 30, 2007 compared to the comparable periods in the prior fiscal year. Sales and marketing as a percentage of sales should decrease if sales volumes increase. There can be no assurance that the Company’s sales will increase or that sales and marketing as a percentage of sales will decrease.

General and Administrative (G&A)
Quarter and six months ended September 30, 2007 (fiscal 2008) compared to quarter and six months ended September 30, 2006 (fiscal 2007)
G&A costs consist primarily of senior management and finance department compensation and related costs, legal, auditing, investor relations and strategic advisory costs. The Company’s senior management supports the manufacturing, R&D and sales and marketing activities discussed above and searches for strategic acquisitions to advance the Company’s business. Substantial time is also spent raising capital to fund the Company’s operation and growth. G&A expenses decreased $28,670 in the second quarter of fiscal 2008 from the same quarter of fiscal 2007. This small decline was the result of increases of $215,000 in compensation and travel to support sales and marketing activity, capital raising and investor relations activities offset by decreased subcontractor and consulting costs of $290,000. During the second quarter of fiscal 2007, the Company spent heavily for strategic advisory services and investor relations to try to establish a market for the Company’s stock which is traded in the pink sheets, resulting in increased cost during that period.

The increase in G&A costs of $746,000 in the first six months of fiscal 2008 over the first six months of fiscal 2007 included $215,000 for strategic advisory services; $250,000 of increased personnel costs, $149,000 of increased travel associated with supporting sales and marketing activity and capital raising activities and $58,000 of increased audit costs related to registration of our common stock under the Securities Exchange Act.

The Company does not expect to incur the same level of strategic advisory and investor relations costs in the future and expects the level of spending for G&A to return to levels experienced in the past, although such reductions are likely to be offset by the costs of complying with Exchange Act reporting obligations and Sarbanes-Oxley compliance, which are estimated to be approximately $750 thousand to $1 million annually. G&A as percentage of sales should decrease if sales volumes increase. There can be no assurance that the Company’s sales will increase, that G&A as a percentage of sales will decrease or that G&A costs will return to prior year levels.

Interest Expense, Net and Loss on Conversion of Notes Payable
Quarter and six months ended September 30, 2007 (fiscal 2008) compared to quarter ended September 30, 2006 (fiscal 2007)
Interest expense, net was $134,296 in the second quarter of fiscal 2008 and $398,301 in the same quarter of fiscal 2007 and $179,922 and $1,107,624 in the first six months of fiscal 2008 and fiscal 2007, respectively. Interest expense includes $7,446 and $57,836 paid in cash for the first six months of fiscal 2008 and 2007, respectively. Interest expense in fiscal 2008 represents both interest of $21,370 and $85,450 amortization of deferred warrant expense and other costs on the senior secured note, plus interest on the $901,129 related party note. Through September 2006, the Company financed much of its operations through borrowings. Non-cash interest expense included the value of options/warrants issued to note holders in connection with advances, extensions and rate changes and the value of beneficial conversion features. In September 2006 (fiscal 2007) approximately $11.7 million of notes payable was converted into 19,823,555 shares common stock. As inducement to convert, the related party line of credit notes, which were not convertible, were made convertible at a rate of $0.58 of debt for each share. All other notes were made convertible at a rate of $0.60 of debt for each share, which was a reduction from previously agreed conversion rates. A loss on conversion of $2.6 million was recorded at the conversion date, which consisted of the excess of stock value received by the holders over the carrying value of the notes prior to the inducements of $2.4 million and approximately $200,000 write-off of unamortized option discount and beneficial conversion features. Post conversion the Company had $1 million outstanding under its related party note payable and all other notes payable were converted.

Liquidity and Capital Resources

Subsequent to March 31, 2007, the Company raised $3.5 million of gross proceeds as described below under “Senior Secured Note”. In September 2007, the Company entered into one year distribution agreements for MusicPad products and digital sheet music with Hal Leonard Corporation (“Hal Leonard”), a major sheet music publisher that included an initial product order for 346 MusicPads. We are currently discussing entering into working capital financing arrangements with Hal Leonard pursuant to which Hal Leonard would provide financing relating to the production and sale of MusicPad products. To date no such arrangement or agreement has been entered into and there can be no assurance that any such arrangement or agreement will be entered into on acceptable terms or at all. The Company’s related party note payable of $1 million is due on April 10, 2009, and has been classified as long-term debt. The Company believes that additional debt or equity financing will be necessary in addition to the combination of cost containment actions, the expected increase in sales as a result of the distribution and digital sheet music licensing agreement entered into in September 2007 and the associated working capital financing under discussion in order for the Company to continue to operate for the next twelve months. There are no current discussions underway to obtain the additional financing needed other than the discussion with Hal Leonard and there can be no assurance that such financing will be available to the Company on terms acceptable to it or at all. In addition, there can be no assurance that Hal Leonard will be successful in selling the MusicPad products in sufficient quantities, that we can obtain the necessary working capital financing to produce products for sale or that changing circumstances and unforeseen events will not cause us to miss our projected sales or increase our anticipated spending. We anticipate that funds from our recent equity and debt financings and the funds generated by our on-going operations will be insufficient to fund our future operating requirements, and it will be necessary to raise additional funds, through public or private financings. Without sufficient capital we will be unable to expand our present capabilities and develop new or updated software and hardware. We would also be unable to purchase inventory, which would adversely affect product sales. We would also be unable to continue to pay license fees to publishers and other providers of sheet music for our digital music web site, which would cause us to curtail the quantity and variety of sheet music we offer for downloading. We also will not be able to advertise our products, grow our distribution channels sufficiently or fund our other working capital requirements. Any equity or debt financings, if available at all, may be on terms that are not favorable to us. If adequate capital is not available on acceptable terms or at all, we may be unable to fully execute our business plan and we could be forced to delay, scale back or eliminate certain product or service development activities. In addition, any inability to obtain financing on reasonable terms at all could have a material negative effect on our business, operating results or financial condition to such an extent that we would be forced to restructure, reorganize, seek bankruptcy court protection, sell assets or cease operations, any of which would put the funds of equity investors at risk. We do not have any present commitments or arrangements for additional financing from Hal Leonard or any other party and, except as described above, we are not in negotiations or discussions to obtain additional financing.

Our independent registered public accounting firms have included explanatory paragraphs in their audit opinions issued in connection with our consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, which state that our consolidated financial condition, as reported in our consolidated financial statements, raises substantial doubt as to our ability to continue as a going concern. The same qualification was included our auditors’ opinions relating to the financial statements of FreeHand Systems for the fiscal years ended March 31, 2005, 2004 and 2003. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in the early stages of market development. The Company is expanding its distribution network, adding to its catalog of distribution rights and digital music masters and building its infrastructure. Cash used in operating activities was $3,318,015 in the first six months of fiscal 2008 and $943,671 in the first six months of fiscal 2007. During the second quarter of fiscal 2008, the Company was required to purchase certain component parts on behalf of the contract manufacturer and to advance $100,000 to the manufacturer against outstanding orders. The component parts are shown as raw materials in the September 30, 2007 unaudited condensed consolidated balance sheet. Cash used in investing activities was $11,298 in the first six months of fiscal 2008 and $21,629 in the same period of fiscal 2007. Cash used in investing activities consists of additions to property and equipment and digital sheet music masters. These operating and investing activities were funded through financing activities, which provided cash of $3,342,784 in the first six months of fiscal 2008 and $4,069,130 in the same period of fiscal 2007.

Financing activities included the following:

	Six Month Period Ended September 30, 2007	Six Month Period Ended September 30, 2006

Borrowings on notes payable (net of repayment)	$1,456,715	$654,650
Restricted cash used to pay credit line	300,000	—
Credit line borrowing (repayment)	(293,931)	1,351
Proceeds from private placements of common stock, net	1,880,000	3,395,630
Other	—	17,499

Total	$3,342,784	$4,069,130

Notes Payable – Related Parties and Others

In the first six months of fiscal 2007 in connection with borrowings from related parties, the Company issued options to purchase a total of 680,000 shares of common stock. The options are exercisable at various prices as noted in the table below. The Company used the BSM model to calculate the fair value of the options issued using the following assumptions:

2007

Exercise price	$0.65-$0.75
Interest rate	4.5%-5.0%
Volatility	90%
Term of option	1.5 years – 3.0 years

For convertible notes where the proceeds from the note, net of option discount are less than the value of the stock into which it could be converted, the Company records the value of that beneficial conversion feature. The fair value of the options was $281,076 in fiscal 2007. The value of the beneficial conversion features was $52,629 in fiscal 2007. The value of these options and beneficial conversion features has been amortized to interest expense using the effective interest method over the terms of the related notes.

Convertible Debt Placements

In March 2006, in connection with the private placement of a note for $200,000 convertible into shares of common stock at $0.75 per share, the Company issued a warrant to purchase a total of 266,667 shares of common stock. The warrant is exercisable at $0.75 per share and expires three years from the date issued. The Company used the BSM option-pricing model to calculate the fair value of the warrants issued using the following assumptions:

Interest rate	4.7%
Volatility	145%
Term of warrant	3 Years

The fair value of the warrant was $100,000. As the note was convertible, the Company also recorded a beneficial conversion feature of $100,000 to interest expense. This warrant remains unexercised at September 30, 2007.

Private Placements of Common Stock

In April through September of 2006, the Company sold a total of 1,172,350 shares of common stock for net proceeds of $632,765 to individuals in a series of private transactions. The Company also sold 43,333 shares of common stock, issued warrants to purchase 43,333 shares and issued 4,333 shares of common stock for costs in connection with the Private Placement of Units with net proceeds of $27,000. The Company also sold 200,000 shares for $100,000 cash and $42,000 in deferred salary to a new employee.

In September 2006, the Company raised $3,000,000 in gross proceeds in a private placement transaction with Vision Opportunity Master Fund Ltd. (“Vision”). The Company sold 4,000,000 Units. Each Unit consists of one share of common stock and warrants to purchase 4 additional shares of common stock. The warrants expire five years from the issue date and were designated in seven series as follows:

Warrant Series	Number of Shares of Common Stock upon Exercise	Original Exercise Price

A and D	2,000,000 each series	$ 0.90
B and E	2,000,000 each series	$ 1.25
C and F	2,000,000 each series	$ 1.60
J	4,000,000	$ 0.75

In connection with this financing the Company paid fees totaling $526,599, $161,839 as the value of a warrant to purchase 240,000 shares of common stock and $364,760 in cash. The Company may, at its option, redeem the warrants at $0.001 per share if its shares trade at prices ranging from $2.00 to $4.00 for a period of at least 30 days. The Company committed to file a registration statement registering all of the shares of common stock and shares issuable upon exercise of the warrants within 30 days of closing and to have it effective within 135 days after filing. The Company has not yet filed such registration statement. The penalty for not filing was 2% per month of the total stock purchase price ($60,000) not to exceed 10% ($300,000).

In January 2007, Vision exchanged the Series J warrants for new 2007 Series J warrants to purchase 120 shares of a new Series C Preferred stock at $25,000 per share. The Series C Preferred Stock was initially convertible into common stock at $0.75 per share, with each share of Series C Preferred convertible into 33,333.33 shares of common stock (4,000,000 shares total). The Series C Preferred stock is non-voting, except with respect to issuing or creating a class of stock senior in preference and has a liquidation preference of $3,000,000 prior to all other classes of stock. As inducement to make this exchange the Company granted Vision Series G warrants to purchase 4,000,000 shares of common stock at $1.00 per share and Series H to purchase 4,000,000 shares of common stock at $1.50 per share. Vision immediately exercised the new 2007 Series J warrant in full for gross proceeds to the Company of $3,000,000. Costs of this transaction were $225,824. In connection with this transaction, Vision waived all penalties for failure to file a registration statement.

Pursuant to rule 5-02.28 of SEC Regulation S-X and Accounting Series Release No. 268, amounts paid to the Company for Series A and Series C Preferred Stock are classified as mezzanine equity rather than permanent equity. The reason for this classification is the ability of the holders of Series A and Series C Preferred Stock to require the Company to redeem that stock at 100% of the liquidation preference ($2,500,000 for Series A and $3,000,000 for Series C) upon the occurrence of a Major Transaction or Triggering Event, as defined in the documents setting forth the designations, rights and privileges of the Series A and Series C preferred stock. One of the criteria for a Triggering Event is suspension from listing or trading, without subsequent listing on any one of, or the failure of the common stock to be listed or traded on at least one of the Pink Sheets, LLC, the OTC Bulletin Board, the Nasdaq Global Market, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. for a period of five (5) consecutive trading days. A Major Transaction is defined as a transaction in which owners of 50% of the common stock of the Company before a transaction do not own 50% of the common stock after the transaction. This could include tender offers that are outside the control of the Company. Pursuant to Rule 5-02 of Regulaton S-X (ASR 268) each of these criteria are considered to be outside of the control of the Company and therefore require Series A and Series C Preferred Stock to be carried on our balance sheet as mezzanine equity rather than permanent equity in order to emphasize that there are circumstances under which those amounts may not be available to the common shareholders. Because redemption is uncertain, accretion to the redemption amount will occur only if and when the events described become probable.

In May 2007 the Company adjusted the exercise price of the Series A warrants to $0.001, and Vision exercised these warrants receiving 1,996,875 shares of common stock in a cashless exercise. Vision then exercised 2,000,000 of the Series G warrants at $1.00 per share for 2,000,000 shares of common stock and gross proceeds to the Company of $2,000,000. The Company then adjusted the exercise price on all remaining outstanding warrants held by Vision to $0.50 per share. Vision waived any adjustment to the conversion price of the Series C Preferred Stock in connection with the May 2007 transaction.

Senior Secured Note

In July 2007, the Company borrowed $1,500,000 from Vision, evidenced by a senior secured note due April 1, 2009 with interest at 8% and issued additional warrants to Vision to purchase 5,000,000 shares of common stock at an exercise price of $0.65 per share with a term of seven years and reduced the conversion price of the Series C Preferred Stock. The note is secured by all of the assets of the Company, subject to certain exceptions, including inventory, and FreeHand Systems has guaranteed the performance of the Company’s obligations under the securities purchase agreement and the senior secured note. Payment of interest is deferred until maturity. The Company valued the warrants using the BSM option-pricing model with interest rate and volatility assumptions of 4.68% and 141%, respectively. The relative fair value of the warrant of $617,632 plus costs of $20,000 have been recorded as note discount and increase to equity and will be amortized to interest expense using the effective interest method over the term of the note. The effective annual interest rate on this borrowing including the amortization of the discount is approximately 40%. In connection with these transactions, the conversion price of the Series C Preferred Stock was reduced to $0.50 per share. After these transactions Vision holds outstanding warrants to purchase 16,000,000 shares of common stock at $0.50 per share and 5,000,000 shares at $0.65 per share, and 120 shares of Series C Preferred Stock convertible into 6,000,000 shares of common stock at a conversion price of $0.50 per share.

Item 3A(T) Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item has been omitted pursuant to the Instruction to Part II of Form 10-QSB because it has been “previously reported” (within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended). See Part II, Item 4, of Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed November 13, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item has been omitted pursuant to the Instruction to Part II of Form 10-QSB because it has been “previously reported” (within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended). See Part II, Item 2, of Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed November 13, 2007.

Item 6. Exhibits.

Exhibit No.	Item

31.1	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer of the Company and Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit accompanies this report as required by the Sarbanes-Oxley Act of 2002 and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, FreeHand Systems International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEHAND SYSTEMS INTERNATIONAL, INC.

Date: November 14, 2007

By:	/s/ Kim A. Lorz

Kim A. Lorz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Roy M. Avondet

Roy M. Avondet Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)