Form 10QSB/A
period 2007-09-30
FREEHAND SYSTEMS INTERNATIONAL, INC.
filed 2008-02-13
CIK 844010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
(Amendment No. 1)

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

This amendment is being filed to amend Item 2, Item 3A(T), and Part 2 Items 1 and 2 as described in the table of contents below. The entire text of the Form 10-QSB as amended follows.

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

Amortization of Intangible Assets
The Company’s amortizable intangible assets consist of distribution rights, software tools, customer lists, patents, copyrights, trademarks and digital sheet music masters. The Company capitalizes the costs of digitizing sheet music to which it acquires distribution rights. The Company also capitalizes the costs of acquiring distribution rights. These costs are amortized using the straight-line method over the assets’ estimated useful lives, which range from three to seven years. The life used is a significant estimate based on contract life, history and industry convention. Neither the Company nor the industry has a long history on which to base the lives of digital sheet music masters. The Company has elected to use a relatively short life of three years based on the median contractual life of the underlying licensing agreements for these masters. The productive life of the digital music masters may be shorter or greater than their amortization life. The existing assets will be completely amortized before the Company can establish reliable history on which to base future amortization lives. To the extent that the actual useful life of the digital sheet music masters exceeds three years, the Company will benefit from increased profit margins on sales of the related works. There can be no assurance that these benefits will ever be realized.

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

Item 3A(T) Controls and Procedures

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item has been omitted pursuant to the Instruction to Part II of Form 10-QSB because it has been “previously reported” (within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended). See Part II, Item 4, of Amendment No. 2 to the Company’s Registration Statement on Form 10-SB filed February 13, 2008 .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item has been omitted pursuant to the Instruction to Part II of Form 10-QSB because it has been “previously reported” (within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended). See Part II, Item 2, of Amendment No. 2 to the Company’s Registration Statement on Form 10-SB filed February 13, 2008 .

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

Date: February 13, 2008

By:	/s/ Kim A. Lorz

Kim A. Lorz President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Roy M. Avondet

Roy M. Avondet Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)