Form 10QSB
period 2007-12-31
FREEHAND SYSTEMS INTERNATIONAL, INC.
filed 2008-02-14
CIK 844010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

(Commission file number) 0-17963

FREEHAND SYSTEMS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-2906904
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

95 First Street, Suite 200
Los Altos, CA 94022
(Address of principal executive offices)

(650) 941-0742
(Issuer’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if changed sine last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

          Common stock, par value $0.001 per share, outstanding at January 31, 2008: 46,725,534 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

FREEHAND SYSTEMS INTERNATIONAL, INC.

FreeHand Systems International, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2007	March 31, 2007(1)

Current Assets
Cash and cash equivalents	$78,876	$704,009
Restricted cash	—	300,000
Accounts receivable, net of allowance for doubtful accounts of $22,000	112,610	148,010
Inventory- raw materials	73,541	—
Inventory- finished goods	312,872	54,239
Other current assets	53,318	166,558

Total Current Assets	631,217	1,372,816
Equipment, net of accumulated depreciation of $186,960 and $206,769	28,046	38,772
Goodwill	113,724	77,430
Intangible Assets, net	732,293	955,450

Total Assets	$1,505,280	$2,444,468

Current Liabilities
Accounts payable	$1,995,401	$1,831,996
Accrued liabilities:
Related Parties	41,724	—
Others	1,182,757	1,187,825
Deferred revenue	340,573	159,269
Bank line of credit	—	293,931
Notes payable	7,894	40,894

Total Current Liabilities	3,568,349	3,513,915

Long-term debt – related party	901,129	958,847

Senior Secured Note Payable, net of deferred warrant and other costs of $387,974	1,112,026	—

Commitments and Contingencies (Notes 1, 7 and 9)
Redeemable Convertible Preferred Stock
Series A convertible preferred stock, $0.001 par value: 334,669 shares authorized, issued and outstanding (aggregate liquidation preference of $2,500,000 after Series C)	335	335
Series C convertible preferred stock, $0.001 par value: 120 shares authorized, issued and outstanding (aggregate liquidation preference of $3,000,000)	2,774,146	2,774,146

Total Redeemable Convertible Preferred Stock	2,774,481	2,774,481

Stockholders’ Deficit
Series B convertible preferred stock rights	—	3,247,665
Common stock, $0.001 par value: 95,000,000 shares authorized; 46,725,534 and 38,428,263 shares issued and outstanding	46,725	38,428
Additional paid-in capital	40,637,074	33,642,742
Accumulated deficit	(47,534,504)	(41,731,610)

Total Stockholders’ Deficit	(6,850,705)	(4,802,775)

Total Liabilities and Stockholders’ Deficit	$1,505,280	$2,444,468

(1)	Derived from the Company’s audited consolidated financial statements as of March 31, 2007.

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006

Sales
Product sales, net	$143,665	$338,312	$733,581	$1,096,917
Digital and print sheet music	208,322	129,836	495,252	363,777

Total sales, net	351,987	468,148	1,228,833	1,460,694

Cost of sales
Product	266,770	492,217	1,095,563	1,327,792
Digital and print sheet music	102,211	46,329	225,556	144,731
Amortization of digital sheet music intangible assets	93,945	102,145	299,237	513,385

Total cost of sales	462,926	640,691	1,620,356	1,985,908

Gross margin	(110,939)	(172,543)	(391,523)	(525,214)

Operating expenses
Research and development	176,048	131,304	664,133	485,423
Sales and marketing	389,018	511,587	1,407,663	1,183,637
General and administrative	878,298	2,342,366	3,007,675	3,725,712

Total operating expenses	1,443,364	2,985,257	5,079,471	5,394,772

Loss from operations	(1,554,303)	(3,157,800)	(5,470,994)	(5,919,986)

Interest expense, net	(180,358)	79,558	(360,280)	(1,028,062)

Loss on conversion of notes payable to common stock	—	—	—	(2,649,639)

Other income, net	26,568	—	28,380	—

Net loss	$(1,708,093)	$(3,078,242)	$(5,802,894)	$(9,597,687)

Net loss per common share – basic and diluted	$(0.04)	$(0.08)	$($0.13)	$(0.48)

Weighted average shares – basic and diluted	46,536,154	37,492,684	43,467,027	20,123,927

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the nine month period ended December 31, 2007

							(Unaudited)

	Series B Preferred Stock Rights		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, at March 31, 2007	3,051,037	$3,247,665	38,428,263	$38,428	$33,642,742	$(41,731,610)	$(4,802,775)
Common stock issued upon exercise of warrants, net of costs of $120,000			3,996,875	3,997	1,876,003	—	1,880,000
Common stock issued in exchange for Series B preferred stock rights	(3,051,037)	(3,247,665)	3,051,037	3,051	3,244,614		—
Stock issued for legal settlement previously accrued			25,000	25	18,725		18,750
Value of warrants issued for senior secured note payable					617,632		617,632
Value of warrants issued for non-registration penalty					17,070	—	17,070
Value of change to option as reduction of long-term debt -related party			—	—	34,434		34,434
Common stock issued for payment of debt			200,000	200	43,800		44,000
Common stock issued for Sheet Music Now earnout			126,632	127	22,667		22,794
Common stock issued for ECS contingency			75,000	75	13,425		13,500
Common stock issued for services received			822,727	822	218,678	—	219,500
Stock options value for services received			—	—	272,468	—	272,468
Stock-based compensation			—	—	614,816	—	614,816
Net loss			—	—	—	(5,802,894)	(5,802,894)

Balance, at December 31, 2007	—	$—	46,725,534	$46,725	$40,637,074	$(47,534,504)	$(6,850,705)

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine month periods ended December 31,	2007	2006

Cash Flows from Operating Activities
Net loss	$(5,802,894)	$(9,597,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	363,369	580,153
Amortization of option discount – related party notes payable	—	256,816
Amortization of debt discount – others	198,042	152,823
Amortization of beneficial conversion feature – others	—	173,213
Loss on conversion of debt	—	2,649,639
Depreciation	24,451	25,163
Property write-offs charged to expense	1,983	—
Stock issued for services – others	134,822	1,180,173
Value of services included in stock sale		457,500
Stock issued for services – related party	—	42,000
Stock issued for interest payment – (2006, related party)	8,652	130,000
Stock option value for services	272,468	451,069
Stock-based compensation	614,816	218,916
Bad debt provision	—	2,000
Warrant value for penalties	17,070	—
Accrued interest on senior secured note	51,616	—
Changes in operating assets and liabilities:
Accounts receivable	35,400	(376,848)
Inventory	(332,174)	188,611
Other current assets	70,490	(36,592)
Accounts payable	163,405	(228,839)
Accrued interest – related parties	41,724	—
Accrued interest – others	—	—
Other accrued liabilities	15,209	(14,157)
Deferred revenue	181,304	(88,677)

Net Cash Used in Operating Activities	(3,940,247)	(3,834,724)

Unaudited -See notes to condensed consolidated financial statements.

Continued

FreeHand Systems International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine month periods ended December 31,	2007	2006

Cash Flows from Investing Activities
Purchase of property and equipment	$(15,708)	$(6,343)
Purchase of intangible assets	(11,962)	(25,000)
Cash from acquisition - ECS	—	3,937

Net Cash Used in Investing Activities	(27,670)	(27,406)

Cash Flows from Financing Activities
Notes payable – related parties	—	571,650
Notes payable – others	—	83,030
Proceeds from stock option exercises	—	15,499
Proceeds from private placement of stock	—	660,390
Proceeds from private placement of units of common stock and warrants, net	—	2,635,240
Proceeds from sale of stock to employee	—	100,000
Proceeds from warrant exercise, net	1,880,000	—
Proceeds from senior secured note, net of $20,000 costs	1,480,000	—
Payments of credit line and note payable – related party	(23,285)	—
Proceeds (Payment) of bank credit line	(293,931)	1,128
Restricted cash used to pay bank credit line	300,000	—
Proceeds from stock option exercise – related party	—	2,000

Net Cash Provided by Financing Activities	3,342,784	4,068,937

Net Increase (Decrease) in Cash and Cash Equivalents	(625,133)	206,807

Cash and Cash Equivalents, beginning of period	704,009	57,647

Cash and Cash Equivalents, end of period	$78,876	$264,454

Other Cash Flow Information:
Cash paid for interest	$35,196	$137,660

Non-Cash Investing and Financing Activities:

Stock issued for accounts and notes payable	$87,711	$10,016,804

Stock issued for sheet music masters	$140,212	—

Value of warrants issued for senior secured notes payable	$617,632	—

Stock issued for accrued interest ($1,153,385 related party in 2006)	$—	$1,769,688

Stock and options issued for acquisition (2007 – goodwill; 2006 ECS)	$36,294	$251,750

Change in value of option and reduction of long-term debt – related party	$34,434	$—

Unaudited -See notes to condensed consolidated financial statements.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business	These financial statements are the consolidated financial statements of FreeHand Systems International, Inc. (“FreeHand” or “the Company”).

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2007, the results of its operations for the three and nine month periods ended December 31, 2007 and 2006 and its cash flows for the nine month periods ended December 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors, who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2007 and 2006 previously filed. The independent auditors’ reports on the consolidated financial statements for the years ended March 31, 2007 and 2006 each contained an explanatory paragraph which states that our consolidated financial condition, as reported in our consolidated financial statements, raises substantial doubt as to our ability to continue as a going concern.

FreeHand Systems International, Inc. is the parent holding company and has no operations. FreeHand Systems, Inc. (“FSI”) is the operating company and is a wholly owned subsidiary of the Company. Sheet Music Now A. S. (“SMN”), a Danish company and Electronic Courseware Systems, Inc. (“ECS”) are wholly owned subsidiaries of FreeHand Systems International, Inc. The consolidated financial statements include the accounts of all of these entities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The financial statements for Sheet Music Now A.S. are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Translation adjustments are reported as a separate component of stockholder’s equity (deficit). Foreign currency transaction gains and losses are included in the results of operations. Translation adjustment and Foreign currency transaction gains and losses have been insignificant to date; therefore no separate reporting is shown in these financial statements.

3.	Liquidity and Going Concern

As of December 31, 2007, the Company had cash and cash equivalents of $79,000, accumulated losses of $47.5 million, a working capital deficiency of $2.9 million and a stockholders’ deficit of $6.9 million. Management expects to incur additional losses in the foreseeable future as the Company grows its customer base. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that additional debt or equity financing will be necessary in addition to the combination of cost containment actions, the expected increase in sales as a result of the distribution and digital sheet music licensing agreement entered into in September 2007 and the associated working capital financing under discussion in order for the Company to continue to operate for the next twelve months. There are discussions with various financing sources underway to obtain the additional financing needed; however, there can be no assurance that such financing will be available to the Company on terms acceptable to it or at all. In addition, other significant assumptions supporting management’s assessment, including availability of working capital financing, anticipated sales, inventory availability and operating expense levels could change and the changes could be material. Any failure in these areas could negatively impact the Company’s ability to pay its obligations as they come due and to continue as a going concern.

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

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all options issued after April 1, 2006 and unvested stock options outstanding at April 1, 2006 that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized stock-based compensation expense of $333,922 during fiscal 2007 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in fiscal 2007 the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows if and when they become realizable. No such benefits were realizable in fiscal 2007 or the first nine months of fiscal 2008.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No stock-based compensation costs have been capitalized as of March 31, 2007 or December 31, 2007. As of December 31, 2007, $766,000 of total unrecognized compensation cost related to employee stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.3 years.

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

The impact of stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $169,047 ($0.00 per share – basic and diluted) and $74,441 ($0.00 per share – basic and diluted), respectively. The impact of stock-based compensation expense for the nine months ended December 31, 2007 and 2006 was $614,816 ($0.01 per share – basic and diluted) and $218,916 ($0.01 per share – basic and diluted), respectively.

No employee options were granted during the three months ended December 31, 2007. During the three months ended December 31, 2006 the Company granted employee options to purchase 130,000 shares of common stock, with an estimated total grant-date fair value of $70,000. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $4,000. No options to non-employees were granted during the three months ended December 31, 2007. During the three months ended December 31, 2006 the Company granted options to non-employees to purchase 560,000 shares of common stock, with an estimated total grant date fair value of $281,000.

During the nine months ended December 31, 2007 and 2006, the Company granted employee options to purchase 50,000 and 467,800 shares of common stock with an estimated total grant-date fair value of $18,000 and $251,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $0 and $10,000, respectively.

The fair value of stock-based option plan awards to employees and others have been valued on the date of grant using the Black Scholes Merton (“BSM”) option-pricing model with the following weighted-average assumptions:

For the three and nine month periods ended December 31,	2007	2006

Expected volatility	141% -143%	90%
Expected life of options (average of vesting date and term)	2.0 - 5.0 years	6.0 years
Dividend rate	0%	0%
Risk-free interest rates	4.2% - 4.6%	4.6% - 5.1%

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Amortizable Intangible Assets and Goodwill	Amortizable intangible assets consist of the following:

	December 31, 2007		March 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$273,592	$273,592	$273,592	$263,591
Digital sheet music masters	1,474,181	1,299,627	1,333,969	1,189,165
Sheet music distribution rights	635,449	458,935	635,449	300,073
Sheet music masters	76,750	55,431	76,750	36,243
Customer lists	95,000	14,844	95,000	5,938
Proprietary software - prepackaged	47,000	11,750	47,000	4,700
Proprietary technology – software tools	326,000	81,500	326,000	32,600

Subtotal	$2,927,972	$2,195,679	$2,787,760	$1,832,310

Intangible assets, net	$732,293		$955,450

Patents have an estimated useful life of three to seven years, and copyrights and trademarks, digital sheet music masters, sheet music distribution rights and sheet music masters have a three-year useful life based on the median term of the underlying contracts, customer lists have an eight year life and proprietary technology has a five year life, resulting in a weighted average useful life of 3.6 years. The following table summarizes estimated future amortization expense on these intangible assets:

For the fiscal year ending March 31:

2008 – remaining three months	$115,000
2009	285,000
2010	146,000
2011	115,000
2012	49,000
Subsequent	22,293

$732,293

In September 2006, the Company acquired ECS, a privately held computer software developer and publisher of music and music education products, in a stock for stock transaction. The Company issued 175,000 shares of its common stock valued at $124,250 and granted a stock option for 250,000 shares of its common stock valued at $127,500 to the former shareholders of ECS. During the quarter ended December 31, 2007 pursuant to the purchase agreement, the Company issued an additional 75,000 shares of common stock to one of the former shareholders of ECS which resulted in an increase to goodwill of $13,500, which represents the fair value of the 75,000 shares ($0.18 per share) at the date the tasks described in the purchase agreement were completed.

In October 2005, the Company purchased Denmark-based SMN by issuing 900,000 shares of Series B convertible preferred stock rights valued at $675,000. The purchase agreement also provided that the former shareholders of SMN would earn one additional share of common stock for every $1.25 of gross revenue generated by SMN in the 24 months following the acquisition. During the 24 month period ended October 2007 gross revenues from SMN were $158,289. In November 2007 the Company issued a total of 126,632 shares of common stock to the former shareholders of SMN resulting in an increase of $22,794 to goodwill.

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Notes Payable	A summary of the Company’s debt obligations is as follows:

December 31,	2007

Senior Secured Note – Interest at 8%. Principle and interest due April 1, 2009 collateralized by all the assets of the Company except inventory.	$1,500,000

Accrued interest	51,616

Warrant discount and deferred costs	(439,590)

Senior Secured Note - net	1,112,026

Notes Payable – Related Party

Promissory Note payable, stated interest at 12%, due April 10, 2009 collateralized by all the assets of the Company, subordinate to the Senior Secured Note. Principals of the lender are management and directors of the Company	901,129

Notes Payable – Others

Notes payable, interest of 10%, due on demand.	7,894

Total Notes Payable	$2,021,049

Principle payments of $2,401,129 are due in fiscal 2010.

In May 2007, at the request of KAL Equity Fund II, a related party, the Company extended the expiration date and exercise price of certain options. The effect of these changes increased the option value by $34,434. This change in option value was treated as a reduction of the amount owed on the Line of Credit Promissory Note.

In July 2007, the Company borrowed $1,500,000 and issued a senior secured note due April 1, 2009 (the “Note”) with interest at 8% from Vision Opportunity Master Fund, Ltd. (“Vision”) and granted additional warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.65 per share with a term of seven years. The Note is collateralized by all of the assets of the Company except for inventory. Payment of interest is deferred until maturity. The Company valued the warrants using the BSM option-pricing model with interest rate and volatility assumptions of 5.03% and 140%, respectively. The relative fair value of the warrant of $617,632 has been recorded as note discount and increase to equity. The note discount and costs of $20,000 were amortized to interest expense using the effective interest method during the three months ended September 30, 2007. The effective annual interest rate on this borrowing including amortization of the discount is approximately 40%.

In December 2007, the Company issued 200,000 shares of stock to settle a $33,000 note payable plus accrued interest of $2,480. The difference of $8,520 between the fair value of the stock issued ($44,000) and the note and accrued interest was charged to interest expense.

7.	Capital Stock

The Company is incorporated as FreeHand Systems International, Inc. in Delaware. The Company is authorized to issue 100,000,000 shares, of which up to 5,000,000 preferred may be designated by the Board of Directors. At December 31, 2007 314,789 shares of preferred stock are designated and 95,000,000 common shares are authorized.

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

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In August 2007, the Company issued 3,051,037 shares of common stock in exchange for the Series B preferred stock rights.

(a)	Warrants and Options

Notes Payable – Related Parties and Others

In the first nine months of fiscal 2007, in connection with notes payable, the Company issued options to purchase a total of 680,000 shares of common stock (none in the three months ended December 31, 2006). The options are exercisable at prices ranging from $0.65 to $0.75 per share. The Company used the BSM option-pricing model to calculate the fair value of the options issued using the following assumptions:

December 31,	2006

Exercise price	$0.65 -$0.75
Interest rate	4.5% - 5.0%
Volatility	90%
Term of warrant	1.5 -3.0 years

For convertible notes where the proceeds from the note, net of option discount, are less than the value of the stock into which it could be converted, the Company records the value of that beneficial conversion feature. The fair value at issuance of the options was $281,076 in the first nine months of fiscal 2007. The value of the beneficial conversion features for options issued during the nine months ended December 31, 2006 was $52,629. The value of these options and beneficial conversion features has been amortized to interest expense using the effective interest method over the terms of the related notes.

(b)	Common Stock

As of December 31, 2007, giving effect to outstanding warrants, the Company has reserved the following shares of common stock for future issuance:

Conversion of Series A convertible preferred stock	3,346,690
Conversion of Series C convertible preferred stock	6,000,000
Outstanding warrants to purchase common shares	22,669,742
Outstanding non-employee options/warrants	5,564,043
Outstanding employee stock options	6,072,349

Total common shares reserved	43,652,824

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Related Parties

KAL Equity Fund II (“KAL Fund II”) is a related party company. The chief executive officer, also a director of FreeHand, is the Managing member of KAL Fund II. Another officer and director of the Company is also a member in KAL Fund II. KAL Fund II holds 301,202 shares of Series A preferred stock and a note payable of $901,129 at December 31, 2007. Accrued interest at December 31, 2007 is $41,724.

Direct Response Specialists (“DRS”), a company 55% owned by an officer and director of the Company, provided advertising, marketing and other services in the amounts of $176,801 and $207,697 for the three month periods ended December 31, 2007 and 2006 and $330,488 and $308,559 for the nine month periods ended December 31, 2007 and 2006, respectively. Payables to DRS of $47,540 were included in the accounts payable at December 31, 2007.

9.	Commitments and contingencies	(a)

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs, as there have not been any lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has recorded no liabilities for the agreements as of December 31, 2007.

(b)

During fiscal 2006 based on orders from its distributors, the Company issued purchase orders to its manufacturer in China in excess of $5.4 million. One distributor subsequently cancelled its order which resulted in increased holding costs for the manufacturer. Purchase orders are not firm commitments. The MusicPad units are to be manufactured under the purchase order on production requests issued from time to time by the Company. During fiscal 2007 the manufacturer accepted 232,601 shares of restricted common stock as satisfaction of $297,730 of the Company’s indebtedness. At December 31, 2007, the Company still owed $246,000 to this manufacturer which is included in accounts payable.

(c)

In April 2007, Peyton Chandler & Sullivan, Inc. (“PCS”) sued FSI in the Superior Court of the State of California to recover unspecified amounts pursuant to a contract with FSI. The Company believes this suit is without merit, has filed a cross cliam and intends to both aggressively defend the claims of PCS and pursue its cross complaint against PCS.

(d)

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

FreeHand Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company is conducting an investigation into the Plaintiffs’ allegations and has retained counsel to defend the lawsuit and has filed an answer.

(e)

In November 2007, David Sitrick sued FSI in the Circuit Court of Cook County, Illinois for breach of a royalty payment agreement entered into in May 2006. Sitrick alleges FSI breached the agreement by failing to make monthly payments. Sitrick seeks damages in the amount of $100,000 together with interest, fees and costs. FSI is defending the claim and has asserted counterclaims.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-QSB, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and our consolidated financial statements and the notes thereto in the Company’s Registration Statement on Form 10-SB, as amended. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

The terms “we,” “us,” “our” and words of similar import below refer to FreeHand Systems International, Inc. and its wholly-owned subsidiaries, FreeHand Systems, Inc., Sheet Music Now A. S., and Electronic Courseware Systems, Inc.

Selected Financial Data

We have derived the following selected consolidated historical financial data as of December 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 from our unaudited condensed consolidated financial statements for such three and nine month periods, both of which appear elsewhere in this quarterly report. You should read the summary consolidated historical financial data set forth below in conjunction with the discussion of our operations and financial condition set forth below and our historical consolidated financial statements and the related notes to those consolidated financial statements included in our Form 10-SB and the unaudited condensed consolidated financial statements and the related notes to those financial statements included elsewhere in this quarterly report.

The interim financial information as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006 is unaudited, but contains all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2007, the results of its operations for the three and nine month periods ended December 31, 2007 and 2006 and its cash flows for the nine month periods ended December 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented elsewhere herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2007 and 2006 previously filed. The independent auditors’ reports on the consolidated financial statements for the years ended March 31, 2007 and 2006 each contained an explanatory paragraph which states that our consolidated financial condition, as reported in our consolidated financial statements, raises substantial doubt as to our ability to continue as a going concern.

	Three Month Period Ended December 31, 2007	Three Month Period Ended December 31, 2006	Nine Month Period Ended December 31, 2007	Nine Month Period Ended December 31, 2006
	(fiscal 2008)	(fiscal 2007)	(fiscal 2008)	(fiscal 2007)

Statements of operations data:
Net sales	$351,987	$468,148	$1,228,833	$1,460,694
Cost of sales	$462,926	$640,691	$1,620,356	$1,985,908
Gross profit	$(110,939)	$(172,543)	$(391,523)	$(525,214)
Operating expenses	$1,443,364	$2,985,257	$5,079,471	$5,394,772
Interest expense	$180,358	$(79,558)	$360,280	$1,028,062
Loss on conversion of notes payable to equity	—	—	—	$2,649,639
Net loss	$(1,708,093)	$(3,078,242)	$(5,802,894)	$(9,597,687)
Cash flow data:
Cash used in operating activities			$(3,940,247)	$(3,834,724)
Cash used in investing activities			$(27,670)	$(27,406)
Cash provided by financing activities			$3,342,784	$4,068,937

	As of December 31, 2007	As of March 31, 2007

Balance sheet data:

Current assets	$631,217	$1,372,816
Total assets	$1,505,280	$2,444,468
Notes payable - current	$7,894	$40,894
Current liabilities	$3,568,349	$3,513,915
Long-term debt - related party	$901,129	$958,847
Senior secured note	$1,112,026	—
Redeemable convertible preferred stock	$2,774,481	$2,774,481
Working capital deficiency	$(2,937,132)	$(2,141,099)
Common stock and paid-in capital	$40,683,799	$33,681,170
Accumulated deficit	$(47,534,504)	$(41,731,610)
Total stockholders’ equity (deficit)	$(6,850,705)	$(4,802,775)

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

Revenue Recognition

Net sales consist of revenue from the sale of hardware, software, accessories, digital content and service and support contracts. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. In the quarter ended December 31, 2007, the Company began shipping product to its U.S. distributor, Hal Leonard Corporation (“Hal Leonard”). The Company defers revenue recognition on sales to Hal Leonard until Hal Leonard has sold product through to its dealers. Through fiscal 2007 and the first nine months of fiscal 2008, the Company provided post contract customer support (“PCS”) including unspecified upgrades without cost. Accordingly, product sales generated by sales of the MusicPad are deferred and amortized over the estimated useful life of the product of 18 months. The amortization period is a significant estimate based on our history of significant product changes. Beginning January 1, 2008, the Company will provide PCS beyond 30 days and upgrades only to customers who have purchased a PCS contract separately. After sufficient sales of PCS contracts have occurred, the Company will begin to recognize product sales upon shipment to the customer. The Company expects to begin recognizing product sales upon shipment in the first quarter of fiscal 2009. Sales of accessories are recognized upon shipment to the customer, generally FOB shipping point. Typically, the Company obtains a written purchase order from customers as evidence of an arrangement, and the purchase order includes pricing. The Company does not provide rights of return or price protection to distributors and resellers. Accordingly, sales to distributors and resellers generally begin the revenue amortization period upon shipment. Revenue from sales of digital sheet music content is recognized when the customer downloads the digital music from our website. Along with each downloadable sheet music data file, the Company provides, at no additional cost, a software tool that allows the user to read, print or otherwise use the sheet music data. Customers who want to download the digital sheet music content from the Company’s website are required to purchase using a prepaid card or a credit card. The price is fixed and determinable as outlined in the website, and delivery occurs when the download is complete. Revenue from the base payments for digital sheet music arrangements with private label sites is recognized over the term of the contract and additional revenue is recognized when reported by those entities.

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

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The consumer electronics industry is subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecast or if unforeseen technological changes negatively impact the utility of component inventory, the Company could be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. To date the Company’s manufacturer has been willing to purchase components based on open purchase orders placed by the Company, which can be canceled at any time. During fiscal 2006 based on orders from its distributors, the Company issued purchase orders to the manufacturer in excess of $5.4 million. One distributor subsequently canceled its order to the Company which resulted in increased holding costs for the manufacturer. Although the manufacturer has not made any demands on the Company, there can be no assurance that the manufacturer will continue to bear such holding costs. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves or incur cancellation fees that would negatively affect gross margins in the period when such reserves or fees are identified. In the second quarter of fiscal 2008, the Company purchased certain component parts on behalf of the manufacturer which are shown as raw materials in the condensed consolidated balance sheet as of December 31, 2007.

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

Amortization of Intangible Assets

The Company’s amortizable intangible assets consist of distribution rights, software tools, customer lists, patents, copyrights, trademarks and digital sheet music masters. The Company capitalizes the costs of digitizing sheet music to which it acquires distribution rights. The Company also capitalizes the costs of acquiring distribution rights. These costs are amortized using the straight-line method over the assets’ estimated useful lives, which range from three to eight years. The life used is a significant estimate based on contract life, history and industry convention. Neither the Company nor the industry has a long history on which to base the lives of digital sheet music masters. The Company has elected to use a relatively short life of three years based on the median contractual life of the underlying licensing agreements for these masters. The productive life of the digital music masters may be shorter or greater than their amortization life. The existing assets will be completely amortized before the Company can establish reliable history on which to base future amortization lives. To the extent that the actual useful life of the digital sheet music masters exceeds three years, the Company will benefit from increased profit margins on sales of the related works. There can be no assurance that these benefits will ever be realized.

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

The BSM model requires various highly judgmental assumptions including fair value, volatility, and expected option life. During fiscal 2008 the Company has used the quoted market prices on the Pink Sheets to determine fair value of its common stock. During fiscal 2007 the Company concluded that the principal-to-principal market characterized by sales of common stock to parties that had the ability to conduct their own due diligence and which represented a substantial percentage of the total transaction volume in the Company’s common stock during that period was the more robust market and therefore more reflective of fair value than the prices quoted on the Pink Sheets. The Company had an independent valuation of its common stock performed during fiscal 2007. That valuation confirmed the Company’s belief regarding the fair value of its common stock. The Company used that value for fiscal 2007 transactions. In late fiscal 2007, the Company completed and released its audited financial statements for the year ended March 31, 2006 through a press release and posted them on its website and the Pink Sheets website. The Company’s quoted Pink Sheet prices converged around the prices derived from principal-to-principal transactions and used as fair value shortly after the release of this information. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. For non-employees, option awards may be considered variable in which case, the options are revalued at the end of each period and a cumulative adjustment is charged to the related expense over the vesting/service period. Options to non-employees are designed to vest as services are performed.

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

Results of Operations

Sales
Quarter ended December 31, 2007 (fiscal 2008) compared to quarter ended December 31, 2006 (fiscal 2007)
Revenue from product sales was $143,665 in the third quarter of fiscal 2008 compared to $338,312 in the same quarter of fiscal 2007, a 58% decrease. As explained in the accounting policies, the Company recognizes revenue over 18 months (6 quarters). The revenue decline in the third quarter is due to a slower than expected ramp up in sales through Hal Leonard. Although Hal Leonard purchased and paid for 346 units, the Company deferred revenue recognition until Hal Leonard sells those units through to its dealers. Sales in the December quarter are seasonally slower for Hal Leonard. That combined with the sales training and start-up activities resulted in fewer units sold. We believe that sales in the fourth quarter of fiscal 2008 (January through March 2008) will increase significantly, however there can be no assurance that increased sales will be realized. Unit prices in fiscal 2008 have declined from unit prices in fiscal 2007 as a result of changing the suggested retail price from $1,199 to $899 in February of 2007, which also contributed to the decline in revenue in the third quarter of fiscal 2008 compared to the same quarter in fiscal 2007.

Sheet music download sales were $208,322 in the third quarter of fiscal 2008 compared to $129,836 in the same quarter of fiscal 2007, a 60% increase. The Company continues to add to its catalog, including titles from Hal Leonard in the third quarter of fiscal 2008, improve its website and establish sheet music download capabilities with its distributors. Sheet music download sales have increased steadily over the past 12 months due to additions to the catalog. The Company believes that sheet music download sales will continue to increase. In December 2007, the Company was notified by Alfred Publishing, one of its distributors, that they were not going to renew their licensing agreement. Subsequent to that notification, the Company has been removing titles licensed by Alfred Publishing. A substantial number of those titles are also licensed by Hal Leonard and the Company has been adding those titles. The Company does not believe that this activity will have a material effect on existing sheet music download revenue; however the rate of growth may be temporarily negatively affected. In addition to replacing the Alfred Publishing titles with Hal Leonard titles, the Company intends to license titles directly with the artists; however there can be no assurance that the Company will be successful in this activity.

Nine months ended December 31, 2007 (fiscal 2008) compared to nine months ended December 31, 2006 (fiscal 2007)
Product sales were $733,581 in the first nine months of fiscal 2008 compared to $1,096,917 in the same period of fiscal 2007 due to a large sale to a foreign distributor in the first quarter of fiscal 2007 that did not repeat in fiscal 2008 and to the slower ramp up of sales through Hal Leonard as described above. The Company continues to believe that fiscal 2008 sales will show increased unit sales, however product revenues may be less than the prior year due to the price reductions described above.

Sheet music download sales were $495,252 in the first nine months of fiscal 2008 compared to $363,777 in the same period of fiscal 2007. The increase over the same period of fiscal 2007 was 36%. Sales from private label sites are recorded based on customer reports of download activity. As described above, we believe that sheet music download sales will continue to increase; however the rate of increase may be negatively affected by the termination of the license with Alfred Publishing.

Cost of Sales
Quarter and nine months ended December 31, 2007 (fiscal 2008) compared to quarter and nine months ended December 31, 2006 (fiscal 2007)
Product cost of sales exceeded sales in all periods presented due to sales volume generating revenues that are less than fixed costs of manufacturing. Cost of sales for sheet music downloads before amortization of the Company’s digital sheet music masters resulted in gross margins of 51% and 64% in the third quarters of fiscal 2008 and 2007, respectively, and gross margin of approximately 54% and 60% in the nine month periods of fiscal 2008 and 2007, respectively. The Company expects gross margins for sheet music downloads to be in the 50% range based on the related royalty arrangements the Company has with music publishers. Gross margins can be higher if more public domain sheet music is sold where there are no royalties to pay. The Company’s digital sheet music distribution arrangement with Hal Leonard grants us rights to distribute Hal Leonard’s digital sheet music on our digital sheet music website and grants Hal Leonard the option to distribute our digital sheet music on its digital sheet music web site on the same terms. This distribution arrangement is expected to both increase sales volume and reduce overall gross margins on sheet music as the number of Hal Leonard arrangements on our website increases. Of a total of 100,000 titles, the Company owns 20,000 titles. Royalty arrangements with publishers range from 15% to 60% of net revenue.

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

Operating Expenses
Operating expenses for each three and nine month periods ended December 31, 2007 and 2006 are as follows:

	Three Month Period Ended December 31,	Three Month Period Ended December 31,	Nine Month Period Ended December 31,	Nine Month Period Ended December 31,

	2007	2006	2007	2006

	(fiscal 2008)	(fiscal 2007)	(fiscal 2008)	(fiscal 2007)

Research and development	$176,048	$131,304	$664,133	$485,423
Percentage of net sales	48%	28%	54%	33%
Sales and marketing	$389,018	$511,587	$1,407,663	$1,183,637
Percentage of net sales	111%	109%	115%	81%
General and administrative	$878,298	$2,342,366	$3,007,675	$3,725,712
Percentage of net sales	250%	500%	245%	255%

Research and Development (R&D)
Quarter and nine months ended December 31, 2007 (fiscal 2008) compared to quarter and nine months ended December 31, 2006 (fiscal 2007)
R&D costs consist primarily of engineering compensation and related costs, software, equipment used in R&D and contracted services. R&D expense increased by $45,000 in the third quarter of fiscal 2008 compared to the same quarter in fiscal 2007 due principally to increased personnel costs.

The increase in R&D costs of $179,000 in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 included increased personnel costs, $117,000; travel $12,000; outside services, $30,000; and software licenses, $15,000 used in product development. Travel increased for a trip to Russia to coordinate R&D activities being performed by contractors there.

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

Sales and Marketing
Quarter and nine months ended December 31, 2007 (fiscal 2008) compared to quarter and nine months ended December 31, 2006 (fiscal 2007)
Sales and marketing costs consist primarily of sales force and marketing compensation and related costs, subcontractors, consultants, website development and advertising and point of sale materials. During fiscal 2007, the Company invested in building a direct sales force, expanding its dealer network both in the United States and in Europe and Asia and in raising awareness in the market about the Company’s products. During fiscal 2008, the Company reduced and redirected its direct sales force due to the distribution agreement with Hal Leonard in September 2007. The Company continued to expand its dealer network outside of the United States. Sales and marketing expenses decreased $123,000 in the third quarter of fiscal 2008 over the same quarter of fiscal 2007. Compensation, subcontractors and consultants and travel and other expenses related to these activities decreased by $130,000, advertising decreased by $43,000 and website development increased by $51,000 in fiscal 2008 over fiscal 2007.

Sales and marketing costs increased $224,000 in the first nine months of fiscal 2008 over the first nine months of fiscal 2007. Compensation, subcontractors and consultants related to sales activities increased by $146,000; costs of enhancing the website increased by $154,000; and other related activities decreased by $76,000.

The Company expects the level of spending for sales and marketing to increase in future years. As a result of the agreement with Hal Leonard, the Company has curtailed further development of its direct sales force and redeployed some of the existing group. Sales and marketing costs as a percentage of sales increased in the nine months ended December 31, 2007 compared to the comparable period in the prior fiscal year. Sales and marketing as a percentage of sales should decrease if sales volumes increase. There can be no assurance that the Company’s sales will increase or that sales and marketing as a percentage of sales will decrease.

General and Administrative (G&A)
Quarter and nine months ended December 31, 2007 (fiscal 2008) compared to quarter and nine months ended December 31, 2006 (fiscal 2007)
G&A costs consist primarily of senior management and finance department compensation and related costs, legal, auditing, investor relations and strategic advisory costs. The Company’s senior management supports the manufacturing, R&D and sales and marketing activities discussed above and searches for strategic acquisitions to advance the Company’s business. Substantial time is also spent raising capital to fund the Company’s operation and growth. G&A expenses decreased $1,464,000 in the third quarter of fiscal 2008 from the same quarter of fiscal 2007. This decline was the result of increases of $149,000 in compensation and travel to support sales and marketing activity, capital raising and investor relations activities and increased legal and accounting costs of $183,000 related to filing a registration statement on Form 10-SB offset by decreased subcontractor and consulting costs of $1,711,000 and other costs totaling $86,000. During the third quarter of fiscal 2007, the Company entered into a strategic advisory services arrangement that was scaled back significantly in fiscal 2008.

The decrease in G&A costs of $718,000 in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 included $409,000 of increased personnel costs, $140,000 of increased travel associated with supporting sales and marketing activity and capital raising activities and $528,000 of increased legal and audit costs related to registration of our common stock under the Securities Exchange Act offset by $1,783,000 reduction in subcontractor and consulting costs.

The Company does not expect to incur the same level of strategic advisory and investor relations costs in fiscal 2008 as it incurred in fiscal 2007. The Company expects the level of spending for G&A to continue at approximately the same level as in the most recent quarter. The Company expects to incur significant costs related to complying with Exchange Act reporting obligations and Sarbanes-Oxley compliance, which are estimated to be approximately $750,000 to $1 million annually. G&A as percentage of sales should decrease if sales volumes increase. There can be no assurance that the Company’s sales will increase, that G&A as a percentage of sales will decrease or that G&A costs will return to prior year levels.

Interest Expense, Net and Loss on Conversion of Notes Payable
Quarter and nine months ended December 31, 2007 (fiscal 2008) compared to quarter and nine months ended December 31, 2006 (fiscal 2007)
Interest expense, net was $180,358 in the third quarter of fiscal 2008 compared to interest income, net of $79,558 in the same quarter of fiscal 2007. Interest expense, net was $360,280 and $1,028,062 in the first nine months of fiscal 2008 and fiscal 2007, respectively. Interest expense includes $35,196 and $137,660 paid in cash for the first nine months of fiscal 2008 and 2007, respectively. Interest expense in fiscal 2008 represents both interest of $51,616 and $198,042 amortization of deferred warrant expense and other costs on the senior secured note, plus interest on the $901,129 related party note. Through September 2006, the Company financed much of its operations through borrowings. Non-cash interest expense included the value of options/warrants issued to note holders in connection with advances, extensions and rate changes and the value of beneficial conversion features. In September 2006 (fiscal 2007) approximately $11.7 million of notes payable was converted into 19,823,555 shares common stock. As inducement to convert, the related party line of credit notes, which were not convertible, were made convertible at a rate of $0.58 of debt for each share. All other notes were made convertible at a rate of $0.60 of debt for each share, which was a reduction from previously agreed conversion rates. A loss on conversion of $2.6 million was recorded at the conversion date, which consisted of the excess of stock value received by the holders over the carrying value of the notes prior to the inducements of $2.4 million and approximately $200,000 write-off of unamortized option discount and beneficial conversion features. Post conversion the Company had $1 million outstanding under its related party note payable and all other notes payable were converted.

Liquidity and Capital Resources

Subsequent to March 31, 2007, the Company raised $3.5 million of gross proceeds as described below under “Senior Secured Note”. In September 2007, the Company entered into one year distribution agreements for MusicPad products and digital sheet music with Hal Leonard Corporation (“Hal Leonard”), a major sheet music publisher that included an initial product order for 346 MusicPads. We are currently discussing entering into working capital financing arrangements with Hal Leonard pursuant to which Hal Leonard would provide financing relating to the production and sale of MusicPad products. To date no such arrangement or agreement has been entered into and there can be no assurance that any such arrangement or agreement will be entered into on acceptable terms or at all. The Company’s related party note payable of $1 million is due on April 10, 2009, and has been classified as long-term debt. At December 31, 2007, the Company had cash and cash equivalents of $79,000, accumulated losses of $47.5 million, a working capital deficiency of $2.9 million and a stockholders’ deficit of $6.9 million. The Company believes that additional debt or equity financing will be necessary in addition to the combination of cost containment actions, the expected increase in sales as a result of the distribution and digital sheet music licensing agreement entered into in September 2007 and the associated working capital financing under discussion in order for the Company to continue to operate for the next twelve months. There are discussions with various financing sources, including Hal Leonard, underway to obtain the additional financing needed; however, there can be no assurance that such financing will be available to the Company on terms acceptable to it or at all. In addition, there can be no assurance that Hal Leonard will be successful in selling the MusicPad products in sufficient quantities, that we can obtain the necessary working capital financing to produce products for sale or that changing circumstances and unforeseen events will not cause us to miss our projected sales or increase our anticipated spending. We anticipate that funds from our recent equity and debt financings and the funds generated by our on-going operations will be insufficient to fund our future operating requirements, and it will be necessary to raise additional funds, through public or private financings. Without sufficient capital we will be unable to expand our present capabilities and develop new or updated software and hardware. We would also be unable to purchase inventory, which would adversely affect product sales. We would also be unable to continue to pay license fees to publishers and other providers of sheet music for our digital music web site, which would cause us to curtail the quantity and variety of sheet music we offer for downloading. We also will not be able to advertise our products, grow our distribution channels sufficiently or fund our other working capital requirements. Any equity or debt financings, if available at all, may be on terms that are not favorable to us. If adequate capital is not available on acceptable terms or at all, we may be unable to fully execute our business plan and we could be forced to delay, scale back or eliminate certain product or service development activities. In addition, any inability to obtain financing on reasonable terms at all could have a material negative effect on our business, operating results or financial condition to such an extent that we would be forced to restructure, reorganize, seek bankruptcy court protection, sell assets or cease operations, any of which would put the funds of equity investors at risk. We do not have any present commitments or arrangements for additional financing from Hal Leonard or any other party and, except as described above, we are not in negotiations or discussions to obtain additional financing.

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

The Company is in the early stages of market development. The Company is expanding its distribution network, adding to its catalog of distribution rights and digital music masters and building its infrastructure. Cash used in operating activities was $3,940,247 in the first nine months of fiscal 2008 and $3,834,724 in the first nine months of fiscal 2007. During the second quarter of fiscal 2008, the Company was required to purchase certain component parts on behalf of the contract manufacturer and to advance $100,000 to the manufacturer against outstanding orders. The remaining component parts are shown as raw materials in the December 31, 2007 unaudited condensed consolidated balance sheet. Cash used in investing activities was $27,670 in the first nine months of fiscal 2008 and $27,406 in the same period of fiscal 2007.

Cash used in investing activities consists of additions to property and equipment and digital sheet music masters. These operating and investing activities were funded through financing activities, which provided cash of $3,342,784 in the first nine months of fiscal 2008 and $4,068,937 in the same period of fiscal 2007.

Financing activities included the following:

	Nine Month Period Ended December 31, 2007	Nine Month Period Ended December 31, 2006

Borrowings on notes payable (net of repayment)	$1,456,715	$654,680
Restricted cash used to pay credit line	300,000	—
Credit line borrowing (repayment)	(293,931)	1,128
Proceeds from private placements of common stock, net	1,880,000	3,395,630
Other	—	17,499

Total	$3,342,784	$4,068,937

Notes Payable – Related Parties and Others

In the first nine months of fiscal 2007 in connection with borrowings from related parties, the Company issued options to purchase a total of 680,000 shares of common stock. The options are exercisable at various prices as noted in the table below. The Company used the BSM model to calculate the fair value of the options issued using the following assumptions:

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

The fair value of the warrant was $100,000. As the note was convertible, the Company also recorded a beneficial conversion feature of $100,000 to interest expense. This warrant remains unexercised at December 31, 2007.

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

In September 2006, the Company raised $3,000,000 in gross proceeds in a private placement transaction with Vision Opportunity Master Fund Ltd. (“Vision”). The Company sold 4,000,000 Units. Each Unit consists of one share of common stock and warrants to purchase 4 additional shares of common stock. The warrants expire five years from the issue date and were designated in seven series as follows:

Warrant Series	Number of Shares of Common Stock upon Exercise	Original Exercise Price

A and D	2,000,000 each series	$0.90
B and E	2,000,000 each series	$1.25
C and F	2,000,000 each series	$1.60
J	4,000,000	$0.75

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

In December 2007, the Company issued 200,000 shares of stock to settle a $33,000 note payable plus accrued interest of $2,480. The difference of $8,520 between the fair value of the stock issued ($44,000) and the note and accrued interest was charged to interest expense.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934 as of December 31, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2007, David Sitrick sued FSI in the Circuit Court of Cook County, Illinois for breach of a royalty payment agreement entered into in May 2006.  Sitrick alleges FSI breached the agreement by failing to make monthly payments.  Sitrick seeks damages in the amount of $100,000 together with interest, fees and costs. FSI is defending the claim and has asserted counterclaims. If this action is adversely determined, this case would have a material adverse effect on our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the period included the following:

o

On October 2, 2007, the Company issued 500,000 shares of common stock to a vendor in payment for services rendered valued at $90,000. Such issuance was made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) contained in section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

o

On October 14, 2007, the Company issued 126,632 shares of common stock to former shareholders of Sheet Music Now A.S. as additional purchase price in accordance with the earnout provisions of the purchase agreement for Sheet Music Now A.S. Such issuances were made in reliance upon the exemption from registration under the Securities Act contained in section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

o

On October 1, 2007 the Company issued 75,000 shares of common stock to a former shareholder of Electronic Courseware Systems, Inc. as additional purchase price in accordance with the provision in purchase agreement for Electronic Courseware Systems, Inc. Such issuance was made in reliance upon the exemption from registration under the Securities Act contained in section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

Date: February 14, 2008

By:	/s/ Kim A. Lorz

Kim A. Lorz
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

By:	/s/ Roy M. Avondet

Roy M. Avondet
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)